Form 10-Q
period 2011-03-31
General Cleaning & Maintenance
filed 2011-06-23
CIK 1503538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-Q
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2011

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                      Commission file number 333-173222

                       GENERAL CLEANING AND MAINTENANCE
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          27-3088652
   -------------------------------                        -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                        412 Martha St., Las Vegas, NV 89110
              ----------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 733-9361

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of June 22, 2011, the registrant had 24,000,000 shares of its $0.001 par value Common Stock issued and outstanding.

                              Table of Contents
                       General Cleaning and Maintenance
                              Index to Form 10-Q
               For the Quarterly Period Ended March 31, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of March 31, 2011 and September 30, 2010                3

   Statements of Operations for the three and six months
     ended March 31, 2011 and from Inception (April 26, 2010) to
     March 31, 2011                                                       4

   Statements of Cash Flows for the six months ended March 31, 2011
     and from Inception (April 26, 2010) to March 31, 2011                5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      16

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A. Risk Factors                                                    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3.  Defaults Upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibits                                                        21

Signatures                                                               22


Part I.  Financial Information

Item 1.  Financial Statements

                      General Cleaning and Maintenance
                       (A Development Stage Company)
                               Balance Sheets


                                                  March 31,    September 30,
                                                    2011           2010
                                                -------------  -------------
                                                 (Unaudited)     (Audited)
Assets

Current assets:
   Cash and cash equivalents                    $      8,800   $      9,800
   Prepaid expense                                     5,000         10,000
                                                -------------  -------------
     Total current assets                             13,800         19,800
                                                -------------  -------------
Total assets                                    $     13,800   $     19,800
                                                =============  =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                             $          -   $          -
                                                -------------  -------------
     Total current liabilities                             -              -

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
    shares authorized, 24,000,000 and 20,000,000
    issued and outstanding as of 3/31/11
    and 9/30/10, respectively                         24,000         20,000
   Deficit accumulated during development
    stage                                            (10,200)          (200)
                                                -------------  -------------
   Total stockholders' equity                         13,800         19,800
                                                -------------  -------------
Total liabilities and stockholders' equity      $     13,800    $    19,800
                                                =============  =============

   The accompanying notes are an integral part of these financial statements.

                     General Cleaning and Maintenance
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                         For the three      For the six       From Inception
                         months ended       months ended     (April 26, 2010)
                           March 31,          March 31,          March 31,
                             2011               2011               2011
                        ----------------  ----------------  ----------------
Revenue                 $             -   $             -   $             -
                        ----------------  ----------------  ----------------

Expenses:
  Audit fees                      2,000             5,000             5,000
  General & administrative            -                -                200
  Legal fees                      2,500             5,000             5,000
                        ----------------  ----------------  ----------------
     Total expenses               4,500            10,000            10,200
                        ----------------  ----------------  ----------------

Net loss                $        (4,500)  $       (10,000)  $       (10,200)
                        ================  ================  ================

Weighted average number of
 common shares outstanding
 Basic                       24,000,000        22,521,978
                        ================  ================

Net loss per share      $         (0.00)  $         (0.00)
                        ================  ================










  The accompanying notes are an integral part of these financial statements.

                     General Cleaning and Maintenance
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                            For the six     From Inception
                                            months ended     (April 26, 2010)
                                              March 31,        to March 31,
                                                2011              2011
                                          ----------------  ----------------
Operating activities:
Net loss                                  $       (10,000)  $       (10,200)
Change in operating assets and liabilities:
   (Increase) decrease in prepaid expense           5,000            (5,000)
                                          ----------------  ----------------
Net cash used by operating activities              (5,000)          (15,200)
                                          ----------------  ----------------

Financing activities:
Issuance of common stock                            4,000            24,000
                                          ----------------  ----------------
Net cash provided by financing activities           4,000            24,000
                                          ----------------  ----------------

Net increase in cash                               (1,000)            8,800
Cash - beginning of the period                      9,800                 -
                                          ----------------  ----------------
Cash - end of the period                  $         8,800   $         8,800
                                          ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
   Income taxes paid                      $             -   $             -
   Non-cash transactions                  $             -   $             -






  The accompanying notes are an integral part of these financial statements.

                      General Cleaning and Maintenance
                       (A Development Stage Company)
                       Notes to Financial Statements
                              March 31, 2011
                                (Unaudited)

NOTE 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements filed therewith along with the amended S-1 registration statement. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."


NOTE 2. - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $10,200. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                      General Cleaning and Maintenance
                       (A Development Stage Company)
                       Notes to Financial Statements
                              March 31, 2011
                                (Unaudited)


NOTE 3. - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Use of Estimates
----------------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Advertising
-----------
Advertising costs are expensed when incurred. The Company has not incurred any advertising expenses since inception.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year end
--------
The Company's fiscal year-end is September 30.

Prepaid Expense
---------------
The Company prepaid its legal fees with regards to the preparation and filing of its Registration Statement on Form S-1.

                      General Cleaning and Maintenance
                       (A Development Stage Company)
                       Notes to Financial Statements
                              March 31, 2011
                                (Unaudited)


Recent Accounting Pronouncements
--------------------------------

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.


NOTE 4. - Stockholders' Equity

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On April 26, 2010, the Company's founder purchased 20,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $20,000.

In December 2010, the Company completed a Regulation S offering in which it sold 4,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $4,000.

There have been no other issuances of common stock.


NOTE 5.   Related Party Transactions

On April 26, 2010, the Company's founder purchased 20,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $20,000.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements.
These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.


Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement on Form S-1 for the fiscal year ended
September 30, 2010.

Overview of Current Operations
------------------------------

Company History
---------------

   We were formed on April 26, 2010 as General Cleaning and Maintenance, a Nevada corporation. We are a startup company that plans to offer janitorial and cleaning services to residential and commercial customers. Activities to date have been limited primarily to organization, initial capitalization, and establishing administrative offices.


Overview
--------

   We are a start-up company focused on providing a wide range of janitorial and cleaning services for clients, primarily in Las Vegas, Nevada. These cleaning services will be directed towards restaurants, retail stores, hotels and residential properties. The services will include, among other things, floor cleaning, window washing, furniture polishing, carpet cleaning and dusting, and other building cleaning services.


The Las Vegas, Nevada Janitorial Services Industry
--------------------------------------------------

   Based on reviewing the number of janitorial businesses listed in the Las Vegas Yellow Pages, there are approximately 225 different businesses who provide janitorial services in the local area. With the recent downturn of the economy and business conditions in the Las Vegas area, management has observed that there has been an increase in commercial vacancy rates. Management believes it may take a long time before there is any significant economic recovery in the Las Vegas area. These factors result in fewer businesses that may require janitorial services and this can adversely impact the Company's future business opportunities.

   Management believes that if there is any growth in the janitorial and maintenance management services market, it will be driven by the following factors:

  o a desire by owner/managers to outsource their cleaning management;

  o increasing focus by owners/managers on retaining commercial tenants;

  o technology driven demand for niche cleaning services,; and

Janitorial Services
-------------------

   Our sole officer has 5-years working in the cleaning services industry. She plans to market the services of General Cleaning and Maintenance to restaurants, retail stores, hotels and residential properties. If she is successful in building a customer base, she will need to find people she can train to help with the cleaning services or subcontract cleaning staff.


Pricing for Services
--------------------

   Management plans to enter into fixed price arrangements, in which the client agrees to pay a fixed fee every month over a specified term. A variation of a fixed price arrangement is a square-foot arrangement, under which monthly billings are fixed based on the vacant square footage serviced. This differs from a cost-plus arrangements in which the client reimburses the Company for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges and other expenses associated with the contracted work, plus a profit percentage.

   The Company also plans to provide supplemental services requested by clients outside of the standard terms. Examples are clean-up after a tenant moves out, and construction clean-up. Management anticipates that most of its cleaning agreement will be for a one year period and contain automatic renewal clauses, but are subject to termination by either party after 30 days' written notice.


Competition
-----------

   We believe that our business is highly competitive, and that such competition is based primarily on price and quality of service. The low cost of entry to the cleaning services business has resulted in strongly competitive markets consisting primarily of regional and local owner-operated companies. We will also compete with a few large, diversified facility services, who operate on a national basis. Indirectly, we compete with building owners and tenants that can perform internally one or more of the services that we provide. These building owners and tenants have an increased advantage in locations where our services are subject to sales tax whereas internal operations are not. Competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.

Results of Operations for the six months ended March 31, 2011
-------------------------------------------------------------

We earned no revenues since our inception on April 26, 2010 through March 31, 2011. We do not anticipate earning any significant revenues within the next 24 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through March 31, 2011, we generated no income. Since our inception on April 26, 2010, we experienced a net loss of $(10,200). Our loss was attributed to organizational expenses, audit and legal fees. For the three months ending March 31, 2011, we experienced audit fees of $2,000 and legal fees of $2,500. We experienced a net loss of $4,500 for the three months ending March 31, 2011. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

For the six months ending March 31, 2011, we experienced audit fees of $5,000 and legal fees of $5,000. We experienced a net loss of $10,000 for the six months ending March 31, 2011. In our September 30, 2010 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from inception (April 26, 2010) through March 31, 2011. We do not anticipate generating any revenues for at least 12 months.

Going Concern
-------------

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $10,200 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

The Company does not anticipate performing any product research or development.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2011, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of March 31, 2011 reflects $13,800 in current assets and no current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.
No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Our sole officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve
(12) months, without seeking reimbursement for funds contributed.

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended March 31, 2011. The Company has no employment agreements in place with its officers.

General Cleaning and Maintenance Funding Requirements
-----------------------------------------------------

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from services once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

Management has evaluated recently issued accounting pronouncements through September 30, 2010 and concluded that they will not have a material effect on the financial statements as of March 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2011.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended March 31, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses
------------------------------------------------

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This amended quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.


(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.


Item 1A - Risk Factors

See Risk Factors set forth the Company's Registration Statement on Form S-1 for the fiscal year ended September 30, 2010 and the discussion in Item 1, above, under " Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

On March 31, 2011, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission ("SEC") on Form S-1. The Company is currently in the process of answering comments concerning this Registration Statement from the SEC.

Item 6 -- Exhibits

-------------------------------------------------------------------------------
                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
3.1        Articles of Incorporation,           S-1   12/31/10   3.1  03/31/11
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                               S-1   12/31/10   3.2  03/31/11
           as currently in effect
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    General Cleaning and Maintenance
                                    --------------------------------
                                              Registrant


Date:  June 22, 2011                  By: /s/ Rocio Corral
       -------------                  --------------------
                                              Rocio Corral
                                              President