Form 10-Q
period 2011-06-30
General Cleaning & Maintenance
filed 2011-08-22
CIK 1503538

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

                For the quarterly period ended June 30, 2011

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

As of August 22, 2011, the registrant had 24,000,000 shares of its $0.001 par value Common Stock issued and outstanding.

                              Table of Contents
                       General Cleaning and Maintenance
                              Index to Form 10-Q
               For the Quarterly Period Ended June 30, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of June 30, 2011 and September 30, 2010                 3

   Statements of Operations for the three and nine months
     ended June 30, 2011 and from Inception (April 26, 2010) to
     June 30, 2011                                                        4

   Statements of Cash Flows for the nine months ended June 30, 2011
     and from Inception (April 26, 2010) to June 30 , 2011                5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A. Risk Factors                                                    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3.  Defaults Upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibits                                                        21

Signatures                                                               22


Part I.  Financial Information

Item 1.  Financial Statements

                      General Cleaning and Maintenance
                       (A Development Stage Company)
                               Balance Sheets


                                                  June 30 ,    September 30,
                                                    2011           2010
                                                -------------  -------------
                                                 (Unaudited)     (Audited)
Assets

Current assets:
   Cash and cash equivalents                    $      7,050   $      9,800
   Prepaid expense                                     2,500         10,000
                                                -------------  -------------
     Total current assets                              9,550         19,800
                                                -------------  -------------
Total assets                                    $      9,550   $     19,800
                                                =============  =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                             $          -   $          -
                                                -------------  -------------
     Total current liabilities                             -              -

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
    shares authorized, 24,000,000 and 20,000,000
    issued and outstanding as of 6/30/11
    and 9/30/10, respectively                         24,000         20,000
   Deficit accumulated during development
    stage                                            (14,450)          (200)
                                                -------------  -------------
   Total stockholders' equity                          9,550         19,800
                                                -------------  -------------
Total liabilities and stockholders' equity      $      9,550    $    19,800
                                                =============  =============

   The accompanying notes are an integral part of these financial statements.

                     General Cleaning and Maintenance
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                         For the three      For the nine      From Inception
                         months ended       months ended     (April 26, 2010)
                           June 30,           June 30,           June 30,
                             2011               2011               2011
                        ----------------  ----------------  ----------------
Revenue                 $             -   $             -   $             -
                        ----------------  ----------------  ----------------

Expenses:
  Audit fees                      1,750             6,750             6,750
  General & administrative            -                -                200
  Legal fees                      2,500             7,500             7,500
                        ----------------  ----------------  ----------------
     Total expenses               4,250            14,250            14,450
                        ----------------  ----------------  ----------------

Net loss                $        (4,250)  $       (14,250)  $       (14,450)
                        ================  ================  ================

Weighted average number of
 common shares outstanding
 Basic                       24,000,000        23,029,304
                        ================  ================

Net loss per share      $         (0.00)  $         (0.00)
                        ================  ================










  The accompanying notes are an integral part of these financial statements.

                     General Cleaning and Maintenance
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                            For the nine    From Inception
                                            months ended     (April 26, 2010)
                                              June 30,         to June 30,
                                                2011              2011
                                          ----------------  ----------------
Operating activities:
Net loss                                  $       (14,250)  $       (14,450)
Change in operating assets and liabilities:
   (Increase) decrease in prepaid expense           7,500            (2,500)
                                          ----------------  ----------------
Net cash used by operating activities              (6,750)          (16,950)
                                          ----------------  ----------------

Financing activities:
Issuance of common stock                            4,000            24,000
                                          ----------------  ----------------
Net cash provided by financing activities           4,000            24,000
                                          ----------------  ----------------

Net increase in cash                               (2,750)            7,050
Cash - beginning of the period                      9,800                 -
                                          ----------------  ----------------
Cash - end of the period                  $         7,050   $         7,050
                                          ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
   Income taxes paid                      $             -   $             -
   Non-cash transactions                  $             -   $             -






  The accompanying notes are an integral part of these financial statements.

                      General Cleaning and Maintenance
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2011
                                (Unaudited)

NOTE 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements filed therewith along with the amended S-1 registration statement. Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."


NOTE 2. - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $14,450. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                      General Cleaning and Maintenance
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2011
                                (Unaudited)


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

                      General Cleaning and Maintenance
                       (A Development Stage Company)
                       Notes to Financial Statements
                               June 30, 2011
                                (Unaudited)


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

Results of Operations for the nine months ended June 30, 2011
-------------------------------------------------------------

We earned no revenues since our inception on April 26, 2010 through June 30, 2011. We do not anticipate earning any significant revenues within the next 24 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through June 30, 2011, we generated no income. Since our inception on April 26, 2010, we experienced a net loss of $(14,450). Our loss was attributed to organizational expenses, audit and legal fees. For the three months ending June 30, 2011, we experienced audit fees of $1,750 and legal fees of $2,500. We experienced a net loss of $4,250 for the three months ending June 30, 2011. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

For the nine months ending June 30, 2011, we experienced audit fees of $6,750 and legal fees of $7,500. We experienced a net loss of $14,250 for the nine months ending June 30, 2011. In our September 30, 2010 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from inception (April 26, 2010) through June 30, 2011. We do not anticipate generating any revenues for at least 12 months.

Going Concern
-------------

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $14,450 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Significant changes in the number of employees.
-----------------------------------------------

As of June 30, 2011, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of June 30, 2011 reflects $9,550 in current assets and no current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended June 30, 2011. The Company has no employment agreements in place with its officers.

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


New Accounting Standards
------------------------

Management has evaluated recently issued accounting pronouncements through September 30, 2010 and concluded that they will not have a material effect on the financial statements as of June 30, 2011.


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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2011.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended June 30, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.


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

Item 6 -- Exhibits

-----------------------------------------------------------------------------
                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-----------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-----------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-----------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    General Cleaning and Maintenance
                                    --------------------------------
                                              Registrant


Date:  August 22, 2011                By: /s/ Rocio Corral
       ---------------                --------------------
                                              Rocio Corral
                                              President