Form 10-K
period 2011-09-30
General Cleaning & Maintenance
filed 2012-01-12
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number: 000-54492

General Cleaning and Maintenance

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction	27-3088652 (IRS Employer Identification No.)
of incorporation)

412 Martha St., Las Vegas, NV 89110

(Address of principal executive offices) (Zip Code)

(702) 733-9361

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer

[ ] Non-accelerated filer [X] Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at December 30, 2011, computed by reference to the $0.01 Registration Statement per-share price on November 14, 2011 (date of effectiveness) was $50,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of January 12, 2012, there were 25,000,000 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Quarterly Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital;

o inability to build a customer base for our janitorial services;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o inability to efficiently manage our operations;

o inability to achieve future operating results;

o our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o the other risks and uncertainties detailed in this report.

In this form 10-K references to "General Cleaning", "the Company", "we", "us", and "our" refer to General Cleaning and Maintenance.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at General Cleaning and Maintenance, 412 Martha St., Las Vegas, NV 89110.

PART I

ITEM 1. BUSINESS

History and Organization

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

o technology driven demand for niche cleaning services

Janitorial Services

Our sole officer has 5-years working experience in the cleaning services industry. She plans to market the services of General Cleaning and Maintenance to restaurants, retail stores, hotels and residential properties. If she is successful in building a customer base, she will need to find people she can train to help with the cleaning services or subcontract cleaning staff.

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

The Company also plans to provide supplemental services requested by clients outside of the standard terms. Examples are clean-up after a tenant moves out, and construction clean-up. Management anticipates that most of its cleaning agreement will be for a one year period and contain automatic renewal clauses, but are subject to termination by either party after 30-days' written notice.

Competition

We believe that our business is highly competitive, and that such competition is based primarily on price and quality of service. The low cost of entry to the cleaning services business has resulted in strongly competitive markets consisting primarily of regional and local owner-operated companies. We will also compete with a few large, diversified facility services, who operate on a national basis. Indirectly, we compete with building owners and tenants that can perform internally one or more of the services that we provide. These building owners and tenants have an increased advantage in locations where our services are subject to sales tax whereas internal operations are not. Competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labour and overhead costs. These strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development Activities and Costs

General Cleaning and Maintenance did not incur any research and development costs for the years ended September 30, 2011 and 2010, and has no plans to undertake any research and development activities during the next year of operations.

Compliance With Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical work is being provided by our sole officer on a voluntary basis, without compensation.

Item 1A. Risk Factors.

Risk Factors Relating to Our Company

1. WE HAVE NO OPERATING HISTORY AND LIMITED HISTORICAL FINANCIAL

INFORMATION UPON WHICH YOU MAY EVALUATE OUR PERFORMANCE.

We have no operating history and we are subject to all risks inherent in a developing business enterprise. At this time we are considered a shell company. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with providing cleaning services and the competitive environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of research. We may not be able to successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point that the investors may lose their entire investment. Even if we accomplish these objectives, we may not be able to generate positive cash flows or profits that we anticipate in the future.

2. AS WE HAVE NEVER REPORTED REVENUES SINCE OUR INCEPTION, THERE IS NO

ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Annual Repot ended September 30, 2011 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended September 30, 2011. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor's have raised a substantial doubt about our ability to continue as a going concern, this typically results in greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our cleaning business. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL

FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for September 30, 2011. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. Management believes, for the next twelve months, it has sufficient funds available to implement its business, on a limited basis.

Risk Factors Relating to Our Business

4. IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY AGAINST LARGER CLEANING

SERVICES WITH GREATER RESOURCES, OUR PROSPECTS FOR FUTURE SUCCESS

WILL BE JEOPARDIZED.

We will face intense competition from larger and better-established cleaning and janitorial services that may prevent us from ever becoming a significant company. Management expects the competition to intensify in the future. Pressures created by our potential competitors could negatively impact our business, results of operations and financial condition.

Most of all our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, and other resources. In addition, our competitors may acquire or be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed competitors. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product development. We currently do not have any operations; however, if we are able to begin our operations management expects increased competition that may result in reduced operating margins, loss of market share and diminished value in our brands. There can be no assurance that we will be able to compete successfully against current and future competitors.

5. OUR SUCCESS DEPENDS ON OUR ABILITY TO BUILD OUR LONG-TERM RELATIONSHIPS WITH CLIENTS.

The business associated with long-term relationships is generally more profitable than that associated with short-term relationships because we will incur start-up costs under new service contracts. Once these costs are expensed or fully depreciated over the appropriate periods, the underlying contracts become more profitable. Our loss of long-term clients could have an adverse impact on our profitability even if we generate equivalent revenues from new clients.

6. THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense. When we are ready to hire new employees, we will most likely look for people who have some type of chemistry experience or a working knowledge of chemical engineering, which may be difficult to find.

7. AN INCREASE IN COSTS THAT WE CANNOT PASS ON TO CLIENTS COULD AFFECT

OUR PROFITABILITY.

We plan to negotiate contracts under which our clients agree to pay certain costs for our cleaning. If actual costs exceed the rates specified in the contracts, our profitability may decline unless we can negotiate increases in these rates. In addition, if our costs, particularly labor costs, payroll taxes, and fuel costs, exceed those of our competitors, we may lose existing business unless we reduce our rates to levels that may not fully cover our costs.

8. WE PLAN TO PRIMARILY PROVIDE OUR SERVICES THROUGH AGREEMENTS

WHICH ARE CANCELLABLE BY EITHER PARTY UPON 30 TO 60 DAYS' NOTICE.

Our potential clients can unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Any loss of a significant number of clients could in the aggregate materially adversely affect our operating results.

9. INCREASES IN THE PRICE OF CLEANING MATERIALS AND LABOR COSTS COULD

MATERIALLY INCREASE OUR COSTS AND DECREASE OUR PROFITABILITY.

The prices for cleaning materials and labour costs are dependent on the market price and supply and demand. There can be no assurance that prices for cleaning materials and labor costs will not increase in the near future.

These cleaning materials and labour costs are subject to price volatility caused by supply conditions, economic climate and other unpredictable factors. Any material price increase would increase our cost of sales and decrease our future profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in economy of scale or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

10. OUR OFFICER HAS NO EXPERIENCE IN OPERATING AN OPERATIONAL

CLEANING SERVICE COMPANY.

Our executive officer, has no experience in operating a cleaning service company. Due to her lack of experience, our executive officer may make wrong decisions and choices regarding selection of customers, hiring employees and pricing services on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this business. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

11. SINCE OUR SOLE OFFICER DEVOTES HER TIME TO ANOTHER CLEANING

BUSINESS, HER OTHER ACTIVITIES COULD SLOW DOWN GENERAL CLEANING'S

OPERATIONS.

Rocio Corral, the sole officer of General Cleaning and Maintenance plans to devote 40 hours of her time to the Company's operations. Se is currently working for another cleaning company. Therefore, it is possible that a conflict of interest exists with regards to her time based on her involvement with the other cleaning company. Her other activities might prevent her from devoting full-time to General Cleaning and Maintenance’s operations which could slow General Cleaning and Maintenance 's operations and may reduce its financial results because of the slow down in operations.

The responsibility of developing the company's business, and fulfilling the reporting requirements of a public company fall upon Ms. Corral. In the event she is unable to fulfill any aspect of her duties to the company, General Cleaning and Maintenance may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business. We do not have any employment agreements with Ms. Corral, which means she is not obligated to continue to work for the Company and can resign her position whenever she is inclined to do so. General Cleaning and Maintenance has not formulated a plan to resolve any possible conflict of interest with Ms.Corral’s other business activities.

12. A DECLINE IN COMMERCIAL OFFICE BUILDING OCCUPANCY COULD AFFECT

OUR REVENUES AND PROFITABILITY.

Our revenues will be affected by commercial real estate occupancy levels. A decline in occupancy could result in a decline of potential customers and increase the competition for existing customers, which could lower revenues, and create pricing pressures and therefore lower margins. In addition, in those areas where the workers are unionized, decreases in revenues can be accompanied by relative increases in labor costs if we are obligated by collective bargaining agreements to retain workers with seniority and consequently higher compensation levels and cannot pass through these costs to clients.

13. FINANCIAL DIFFICULTIES OR BANKRUPTCY OF ONE OR MORE OF OUR MAJOR

CLIENTS COULD ADVERSELY AFFECT OUR RESULTS.

Future revenues and our ability to collect accounts receivable depend, in part, on the financial strength of clients. In the event clients experience financial difficulty, and particularly if bankruptcy results, profitability is further impacted by our failure to collect accounts receivable in excess of the estimated allowance. Additionally, our future revenues would be reduced by the loss of these clients.

14. NATURAL DISASTERS OR ACTS OF TERRORISM COULD DISRUPT SERVICES.

Storms, earthquakes, drought, floods or other natural disasters or acts of terrorism may result in reduced revenues or property damage. Disasters may also cause economic dislocations throughout the country. In addition, natural disasters or acts of terrorism may increase the volatility of financial results, either due to increased costs caused by the disaster with partial or no corresponding compensation from clients, or, alternatively, increased revenues and profitability related to tag jobs, special projects and other higher margin work necessitated by the disaster.

Other issues and uncertainties may include:

o New accounting pronouncements or changes in accounting policies;

o Labor shortages that adversely affect our ability to employ entry level personnel;

o Legislation or other governmental action that detrimentally impacts expenses or reduces revenues by adversely affecting our clients; and

o The resignation, termination, death or disability of one or more key executives that adversely affects client retention or day-to-day management.

15. OUR MANAGEMENT CONTROLS A LARGE BLOCK OF OUR COMMON STOCK

THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of December 30, 2011, our sole officer/director owned 80% of our outstanding common stock. With 80% ownership of the Company, our sole officer/director is able to elect all of the directors and continue to control General Cleaning and Maintenance.

As a result, our sole officer will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger,

takeover or other business combination involving us.

As a result of their ownership and positions, our sole officer/director has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Investors will own a minority percentage of the Company's common stock and will have minority voting rights. Investors will not have the ability to control either the vote of the Company's Shareholders or Board of Directors.

Risk Factors Relating to Our Common Stock

16. FUTURE SALES OF SHARES BY EXISTING CONTROLLING STOCKHOLDERS

COULD CAUSE OUR STOCK PRICE TO DECLINE, FURTHER, CERTAIN SHARES

OF OUR COMMON STOCK ARE RESTRICTED FROM IMMEDIATE RESALE.

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 30, 2011, we have 25,000,000 common shares issued and outstanding. Our officer owns 20,000,000 common shares. If in the future, she decides to sell her shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

The 20,000,000 shares of common stock, owned by our sole officer are restricted from immediate resale in the public market. The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed. The sale or resale of those shares in the public market, or the market's expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

17. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND

DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. You should not rely on an investment in our company if you require dividend income. The only possibility of any income to investors would come from any rise in the market price of your stock, which is uncertain and unpredictable.

A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determinea future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.

18. HOLDERS OF OUR COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF

WE ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

19. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD

HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING

CONCERN.

We have limited capital and, therefore, we do not currently have a policy of insurance against liabilities arising out of the negligence of our officer and director and/or arising from deficiencies in any of our business operations. Even assuming we obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or our business operations or assets. Any such liability which might arise could be substantial and would likely exceed our total assets. However, our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officer and controlling persons, it is the opinion of the U. S. Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

20. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE

MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR

PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE

CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE

PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY AFFECTED.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

21. CURRENTLY, THERE IS NO MARKET FOR OUR SECURITIES.

There is presently no market for our securities and there can be no assurance that any such market will develop. In the event a public trading market does develop, there is no assurance it will continue. Therefore, any investment in our common stock may be highly illiquid and without a market value.

22. WE MAY HAVE DIFFICULTY IN MEETING THE QUALIFICATIONS FOR THE

QUOTATION OF OUR SECURITIES ON THE OTC-BULLETIN BOARD.

We plan to identify a market maker to list our stock on the OTC-Bulletin Board. Based on the small size of our Company and our minimal operations, we may have difficulty in meeting the qualifications for trading securities on the OTC-Bulletin Board and in finding a market maker willing to list quotations for our shares or sponsor our Company for listing. There are no assurances that our Company will ever be quoted on the OTC-Bulletin Board.

23. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Company is successful in listing its common stock, the Company's securities will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, since the Company's stock initially sold at $0.01 per share the Company will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company owns no real property. Our administrative offices are located in Nevada, at 412 Martha St., Las Vegas, NV 89110, telephone:(702) 733-9361. This administrative office is being provided at no cost by the Officer of the Company. The Officer will not seek reimbursement for providing this administrative space.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

General Cleaning and Maintenance Common Stock, $0.001 par value, is not trading on any market. The Company plans to seek a market maker to apply for trading on the OTC-Bulletin Board.

Even if the Company is cleared for trading, there are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of December 30, 2011, there were approximately thirty four holders of record of our Common Stock and 25,000,000 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities

On April 26, 2010 (inception), we issued 20,000,000, par value $0.001 common shares of stock for cash to Rocio Corral, who is our President, for the cash payment of $20,000. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued as founder's shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the only one (1) person involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Ms. Corral had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering."

In December 2010, the Company completed a Regulation S offering in which it sold 4,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $4,000. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued under Regulation S to foreign individual who attested they are accredited investors who are not citizens nor residents of the USA. The issuance of these shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the only four individuals involved in the offering, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. The sale of these shares were to known friends and acquaintances who paid cash for their shares. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted. These shares were subsequently registered in a S-1 registration statement originally filed with the Commission on March 31, 2011 and became effective on September 6, 2011.

In October 2011, the Company completed an offering in which it sold 1,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $10,000 cash pursuant its Prospectus (424B3) statement filed with the SEC on September 7, 2011. The offering of these shares became effective on November 14, 2011.

As of December 30, 2011, the Company has a total 25,000,000 common shares issued and outstanding to approximately thirty four (34) shareholders.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2011 or 2010.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

General Cleaning and Maintenance is a start-up company focused on providing cleaning and janitorial services for residential and commercial customers.

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it can generate additional revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

Results of Operations for the year ended September 30, 2011

Since our inception on April 26, 2010 through September 30, 2011, we generated no revenues. We do not anticipate earning any significant revenues in the next 18-24 months.

For the fiscal year ending September 30, 2011, we experienced a net loss of $(18,500) as compared to a net loss of $(200) from inception (April 26, 2010) to September 30, 2010. The net loss for the year ending September 30, 2011 was attributed to audit fees of $8,500 as compared to no audit fees for the same period last year and legal fees of $10,000 as compared to no legal fees for the same period last year. Most of our expenses concerned the legal and accounting costs to prepare our Registration Statement. Our cash at hand as of September 30, 2011 was $5,300. In our September 30, 2011 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

Since our inception on April 26, 2010 through September 30, 2011, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can establish our business and build a client base. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing a janitorial service business

Going Concern

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any product research and development under our current plan of operation.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of September 30, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects total assets of $5,300 and no liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. If we require additional capital, we plan to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended September 30, 2011. The Company has no employment agreements in place with its officer.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Cleaning and Maintenance

We have audited the accompanying balance sheets of General Cleaning and Maintenance (A Development Stage Company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2011, from inception (April 26, 2010) to September 30, 2010 and from inception (April 26, 2010) to September 30, 2011. General Cleaning and Maintenance’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Cleaning and Maintenance (A Development Stage Company) as of September 30, 2011 and 2010 and the results of its operation and its cash flow for the year ended September 30, 2011, from inception (April 26, 2010) to September 30, 2010 and from inception (April 26, 2010) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

January 03, 2012

General Cleaning and Maintenance

(A Development Stage Company)

Balance Sheets

(Audited)

	September 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash	$ 5,300	$ 9,800
Prepaid expense	-	10,000
Total current assets	5,300	19,800

TOTAL ASSETS	$ 5,300	$ 19,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares	$ 24,000	$ 20,000
authorized, 24,000,000 and 20,000,000 issued and
outstanding as of 9/30/2011 and 9/30/2010,
respectively
Deficit accumulated during development stage	(18,700)	(200)
Total stockholders' equity	5,300	19,800
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 5,300	19,800

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Operations

(Audited)

	For the year ended September 30, 2011	From Inception (April 26,2010) to September 30, 2010	From Inception (April 26, 2010) to September 30, 2011
Revenue	$ -	$ -	$ -

Expenses:
Auditing fees	8,500	-	8,500
General & Administrative	-	200	200
Legal fees	10,000	-	10,000
Total expenses	18,500	200	18,700

Netloss	(18,500)	(200)	(18,700)

Weighted average number of common
shares outstanding- basic	23,273,973	20,000,000

Net loss per share - basic	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statement of Stockholder’s Equity

(Audited)

			Deficit Accumulated
			During	Total
	Common Stock		Development	Stockholders'
	Shares	Amount	Stage	Equity
Inception, April 26, 2010	-	$ -	$ -	$ -

April 26, 2010, Founders shares issued for cash at $0.001 per share	20,000,000	20,000	-	20,000

Net loss	-	-	(200)	(200)

Balance, September 30, 2010	20,000,000	20,000	(200)	19,800

December 2010, Shares issued for cash pursuant to a Regulation S offering	4,000,000	4,000	-	4,000

Net loss	-	-	(18,500)	(18,500)

Balance, September 30, 2011	24,000,000	$ 24,000	$ (18,700)	$ 5,300

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	For the year ended September 30, 2011	From Inception (August 26, 2010) toSeptember 30, 2010	From Inception (August 26, 2010) to September 30, 2011
OPERATING ACTIVITIES
Net loss	$ (18,500)	$ (200)	$ (18,700)
Adjustment to reconcile net loss to net cash
used by operating activities:
(Increase) decrease in prepaid expense	10,000	(10,000)	-
Net cash used by operating activities	(8,500)	(10,200)	(18,700)

FINANCING ACTIVITIES
Sale of common stock	4,000	20,000	24,000
Net cash provided by financing activities	4,000	20,000	24,000

NET INCREASE/(DECREASE) IN CASH	(4,500)	9,800	5,300
CASH - BEGINNING OF THE PERIOD	9,800	-	-
CASH - END OF THE PERIOD	$ 5,300	$ 9,800	$ 5,300

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011 and 2010

(Audited)

NOTE 1. General Organization and Business

The Company was organized on April 26, 2010 (Date of Inception) under the laws of the State of Nevada, as General Cleaning and Maintenance. The Company is a Development Stage Company as defined by FASB ASC 915 "Development Stage Entities".

NOTE 2. Summary of Significant Accounting Policies

Basis of Accounting

The basis is United States generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is a persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers. The Company did not realize any revenues from Inception on April 26, 2010 through September 30, 2011.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011

(Audited)

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end

The Company has selected September 30 as its year-end.

Advertising

Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash equivalents

For purposes of Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

NOTE 3. - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. It has not generated any revenue and has suffered recurring losses totaling ($18,700) since inception. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011

(Audited)

NOTE 4. - Stockholders' Equity

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On April 26, 2010, the Company's founder purchased 20,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $20,000.

In December 2010, the Company sold 4,000,000 shares of its $0.001 par value stock in exchange for cash of $4,000 pursuant to a Regulation S offering.

There have been no issuances of stock options or warrants.

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

NOTE 6. Provision for Income Taxes

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 "Income Taxes". ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011

(Audited)

As of September 30, 2011 and 2010, the Company had net operating loss carry forwards of $18,700 and $200 that may be available to reduce future years' taxable income through 2011. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	18,700	200

Total deferred tax assets	6,545	70
Less: valuation allowance		(70)
Net deferred tax assets	(6,545)-	-

The valuation allowance for deferred tax assets for the year ending September 30, 2011 was $(6,545), as compared to $(70) for the year ending September 30, 2010. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2011.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At September 30, 2011, we had an unused net operating loss carryover approximating $18,700 that is available to offset future taxable income which expires beginning 2030.

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011

(Audited)

NOTE 7. Operating Leases and Other Commitments

The Company has no lease or other obligations.

NOTE 8. Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 9. Subsequent Events

In October 2011, the Company completed a Regulation S offering in which it sold 1,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $10,000.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officer and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United

States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

As of September 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: 1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and 2)

inadequate segregation of duties consistent with control objectives.

The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of September 30, 2011.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors and inadequate segregation of duties consistent with control objectives results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management's Remediation Initiatives

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2012.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Director, Executive Officer and Corporate Governance.

The following table sets forth certain information regarding our current director and executive officer. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer.

Name	Age	Positions and Offices Held

Rocio Corral	32	President, Chief Executive Officer
		Financial Officer, Secretary and
		Director

The business address of our officer/director is c/o General Cleaning and Maintenance, 412 Martha St., Las Vegas, NV 89110.

Set forth below is a brief description of the background and business experience of our sole officer and director.

Rocio Corral, Director, President, CEO, CFO and Secretary

Rocio Corral brings to General Cleaning and Maintenance over five years of experience in the cleaning industry. She is familiar with the business operations and requirements to provide cleaning services to both residential and commercial customers. Her experience in the industry includes working with customers, maintaining customer satisfaction, helping with the bookkeeping, collecting fees for services and identifying new business opportunities. It is this background that led to the conclusion that Ms. Corral should serve as director of the Company. When General Cleaning and Maintenance obtains its own customer base, Ms. Corral plans to resign from Angelica Cleaners and devote full time to General Cleaning and Maintenance.

Apr. 2010 - Present Developing business plan, and incorporating of General Cleaning and

Maintenance, a Nevada corporation. President/Director

2006 - Present Angelica Cleaners, Las Vegas, NV Cleaning Assistant

2004 - 2006 Dine Village Apartments, Las Vegas, NV Cleaning Assistant

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2011, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2011:

Known
		Number	Transactions	failures to
		of	not	file a
	Principal	late	timely	required
Name	Position	reports	reported	form
------------------------------------------------------------------------------------------------------------------
Rocio Corral	President	1	1	1
------------------------------------------------------------------------------------------------------------------

Note: Rocio Corral did not file a Form 3 in connection with her initial ownership and sale of 20,000,000 shares in the Company.

Board of Directors

Our board of directors currently consists of one member, Ms. Rocio Corral. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

(1) The registrant has no standing audit, nominating and compensation committees of the

Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

(2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

(3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

(4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

(5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

(6) The nominating committee will consider candidates recommended by security holders,

and by security holders in submitting such recommendations.

(7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

(8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to General Cleaning and Maintenance Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the General Cleaning and Maintenance shares, unless the transaction is approved by General Cleaning and Maintenance's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of General Cleaning and Maintenance

Item 11. Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended September 30, 2011 for our President and sole director. We did not have any executive officer as of the fiscal year end of September 30, 2011 receive any compensation.

Compensation

As a result of our the Company's current limited available cash, no officer or director received compensation since April 26, 2010 (inception) of the company through September 30, 2011. General Cleaning and Maintenance has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.

Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Sept. 30	($)	($)	($)	($)	($)

Rocio Corral	CEO/Dir.	2011	0	0	0	0	0
		2010	0	0	0	0	0

We do not maintain key-woman life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants

We did not grant any stock options to the executive officer or director from inception through fiscal year end September 30, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

We did not have any outstanding equity awards as of September 30, 2011.

Option Exercises for Fiscal 2011

There were no options exercised by our named executive officer in fiscal 2011.

Potential Payments Upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of her resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our director any compensation during fiscal years ending September 30, 2011 or September 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 30, 2011 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December 30, 2011 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of General Cleaning and Maintenance's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of	Name of Beneficial	Nature of Beneficial	Percent of
Class	Owner and Position	Ownership	Class(1)
-----------------------------------------------------------------------------------------------------------
Common	Rocio Corral(2)	20,000,000	80%
	Sole Officer/Director

-----------------------------------------------------------------------------------------------------------
Directors and Officer as a Group (1 person)		20,000,000	80%

(1) Percent of Class is based on 25,000,000 shares issued and outstanding.

(2) Rocio Corral, 412 Martha St., Las Vegas, NV 89110.

Change of Control

We are not aware of any other arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Rocio Corral, the Company's sole director/officer has contributed office space for our use since our inception through December 30, 2011. There is no charge to us for the space. Ms. Corral will not seek reimbursement for the office space contributed. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Rocio Corral, our president, chief executive officer, chief financial officer secretary and a director, on April 26, 2010 was issued 20,000,000 founders shares of the Company's $0.001 par value common stock for $20,000 cash.

Our sole officer/director can be considered a promoter of General Cleaning and Maintenance in consideration of her participation and managing of the business of the company since its incorporation.

General Cleaning and Maintenance has not entered into any related party transactions during its last two fiscal years that would be required to be reported pursuant to Item 404(d) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees billed by De Joya Griffith & Company LLC, Certified Public Accountants & Consultants, our current auditors, for the fiscal year ended September 30, 2011 and the period from inception to September 30, 2010:

For the Years Ended Sept. 30,

	------------------------------------------
	2011	2010
	--------------------------------------------
(1) Audit Fees(1)	$8,500	$0
(2) Audit-Related Fees	0	0
(3) Tax Fees	0	0
(4) All Other Fees	0	0

Total fees paid or accrued to our principal auditors.

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of De Joya Griffith & Company, LLC for the proposed services. In the fiscal year ending September 30, 2011, all fees paid to De Joya Griffith & Company, LLC were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1	12/31/2010	3.1	03/31/2011
3.2	Bylaws, as currently in effect		S-1	12/31/2010	3.2	03/31/2011
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cleaning and Maintenance Registrant
Dated: January 12, 2012	By:/s/ Rocio Corral
Rocio Corral President, Treasurer, Secretary and Director Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocio Corral Rocio Corral	President, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director	January 12, 2012