Form 10-Q
period 2011-12-31
General Cleaning & Maintenance
filed 2012-02-21
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54492

General Cleaning and Maintenance

(Exact name of registrant as specified in its charter)

_________________

Nevada	27-3088652
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

412 Martha St., Las Vegas, NV 89110

(Address of principal executive offices) (Zip Code)

(702) 733-9361
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were 25,000,000 shares of Common Stock outstanding as of February 16, 2012.

Table of Contents

General Cleaning and Maintenance

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2011

Part I. Financial Information

Item 1. Financial Statements

General Cleaning and Maintenance

(A Development Stage Company)

Balance Sheets

	December 31, 2011 (Unaudited)	September 30, 2011 (Audited)
ASSETS
Current assets:
Cash	$ 13,975	$ 5,300
Total current assets	13,975	5,300

TOTAL ASSETS	$ 13,975	$ 5,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expense	$ 4,700	$ -
Total current liabilities	4,700	-

TOTAL ASSETS	$ 4,700	$ 5,300

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares	25,000	24,000
authorized, 25,000,000 and 24,000,000 issued and
outstanding as of 12/31/2011 and 9/30/2011,
respectively
Additional paid-in capital	9,000
Deficit accumulated during development stage	(24,725)	(18,700)
Total stockholders' equity	9,275	5,300
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 13,975	$ 5,300

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended December 31, 2011	For the three months ended December 31, 2010	From inception ( April 26, 2010 ) to December 31, 2011
Revenue	$ -	$ -	$ -

Expenses:
Auditing fees	4,700	3,000	13,200
General & administrative	1,325	-	1,525
Legal fees	-	2,500	10,000
Total expenses	6,025	5,500	24,725

Net (loss)	$ (6,025)	$ (5,500)	$ (24,725)

Weighted average number of common shares outstanding- basic	24,673,913	21,119,565

Net loss per share - basic	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the three months ended December 31, 2011	For the three months ended December 31, 2010	From inception ( August 26, 2010 ) to December 31, 2011
OPERATING ACTIVITIES
Net loss	$ (6,025)	$ (5,500)	$ (24,725)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase in accounts payable	4,700	2,500	4,700
(Increase) decrease in prepaid expense	-	3,000	-
Net cash used by operating activities	(1,325)	-	(20,025)

FINANCING ACTIVITIES
Sale of common stock	10,000	4,000	34,000
Net cash provided by financing activities	10,000	4,000	34,000

NET INCREASE IN CASH	8,675	4,000	13,975
CASH - BEGINNING OF THE PERIOD	5,300	9,800	-
CASH - END OF THE PERIOD	$ 13,975	$ 13,800	$ 13,975

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

(Unaudited)

NOTE 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements filed therewith along with the Form 10-K Annual Report. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2. - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $24,725. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

December 31, 2011

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

Year end

The Company's fiscal year-end is September 30.

Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

(Unaudited)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Overview of Current Operations

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

Management believes that if there is any growth in the janitorial and maintenance management services market, it will be driven by the following factors:

  a desire by owner/managers to outsource their cleaning management;

  increasing focus by owners/managers on retaining commercial tenants;

  technology driven demand for niche cleaning services.

Janitorial Services

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

Results of Operations for the three months ended December 31, 2011

We earned no revenues since our inception on April 26, 2010 through December 31, 2011. We do not anticipate earning any significant revenues within the next 12 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through December 31, 2011, we generated no income. Since our inception on April 26, 2010 through December 31, 2011, we experienced a net loss of $(24,725). Our loss was attributed to organizational expenses, audit and legal fees.

For the three months ending December 31, 2011, we experienced audit fees of $4,700 and General & Administrative fees of $1,325. We experienced a net loss of $(6,025) for the three months ending December 31, 2011 as compared to a net loss of $(5,500) for the same period last year. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

In our September 30, 2011 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

We generated no revenues for the period from inception (April 26, 2010) through December 31, 2011. We do not anticipate generating any revenues for at least 12 months.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $(24,725) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of December 31, 2011, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 reflects $13,975 in current assets and $4,700 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended December 31, 2011. The Company has no employment agreements in place with its officers.

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

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from services once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December 31, 2010 and concluded that they will not have a material effect on the financial statements as of December 31, 2011.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2011.

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

The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of December 31, 2011.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

In October 2011, the Company completed an offering in which it sold 1,000,000 registered shares of the Company's $0.001 par value common stock in exchange for cash of $10,000 cash as disclosed in its Post Effective Amendment statement filed with the SEC on November 1, 2011. The offering of these shares became effective on November 14, 2011.

As of February 17, 2012, the Company has a total 25,000,000 common shares issued and outstanding to approximately thirty-three (33) shareholders.

Item 6 -- Exhibits

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

General Cleaning and Maintenance Registrant

Date: February 17, 2012	/s/ Rocio Corral
Name: Rocio Corral
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer