Form 10-Q
period 2012-03-31
General Cleaning & Maintenance
filed 2012-05-21
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

There were 25,000,000 shares of Common Stock outstanding as of May 21, 2012.

Table of Contents

General Cleaning and Maintenance

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2012

Part I. Financial Information

Item 1. Financial Statements

General Cleaning and Maintenance

(A Development Stage Company)

Balance Sheets

(unaudited)

	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash	$6,275	$5,300
Total current assets	6,275	5,300

TOTAL ASSETS	$6,275	$5,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expense	-	-
Total current liabilities	-	-

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares	25,000	24,000
authorized, 25,000,000 and 24,000,000 issued and
outstanding as of 3/31/2012 and 9/30/2011,
respectively
Additional paid-in capital	9,000	-
Deficit accumulated during development stage	(27,725)	(18,700)
Total stockholders' equity	6,275	5,300
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$6,275	$5,300

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	For the six months ended March 31, 2012	For the six months ended March 31, 2011	From inception (April 26, 2010) to March 31, 2012
Revenue	$-	$-	$-	$-	$-

Expenses:
Auditing fees	3,000	2,000	7,700	5,000	16,200
General & administrative	-	-	1,325	-	1,525
Legal fees	-	2,500	-	5,000	10,000
Total expenses	3,000	4,500	9,025	10,000	27,725

Net (Loss)	$(3,000)	$(4,500)	$(9,025)	$(10,000)	$(27,725)

Weighted average number of common shares outstanding- basic	25,000,000	24,000,000	24,836,066	22,521,978

Net loss per share-basic	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the six months ended March 31, 2012	For the six months ended March 31, 2011	From inception (August 26, 2010) to March 31, 2012
OPERATING ACTIVITIES
Net loss	$(9,025)	$(10,000)	$(27,725)
Changes in operating assets and liabilities:

Decrease in prepaid expense	-	5,000	-
Net cash used by operating activities	(9,025)	(5,000)	(27,725)

FINANCING ACTIVITIES
Sale of common stock	10,000	4,000	34,000
Net cash provided by financing activities	10,000	4,000	34,000

NET INCREASE (DECREASE) IN CASH	975	(1,000)	6,275
CASH - BEGINNING OF THE PERIOD	5,300	9,800	-
CASH - END OF THE PERIOD	$6,275	$8,800	$6,275

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

(Unaudited)

NOTE 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements filed therewith along with the Form 10-K Annual Report. Operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2. - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $27,725. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

March 31, 2012

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

Earnings (Loss) Per Share Calculations

The Company follows ASC Topic 260 to account for the earnings ( loss) per share. Basic earnings ( loss) per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

NOTE 3. - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

March 31, 2012

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

The Las Vegas, Nevada Janitorial Services Industry

Based on reviewing the number of janitorial businesses listed in the Las Vegas Yellow Pages, there are approximately 225 different businesses that provide janitorial services in the local area. With the recent downturn of the economy and business conditions in the Las Vegas area, management has observed that there has been an increase in commercial vacancy rates. Management believes it may take a long time before there is any significant economic recovery in the Las Vegas area. These factors result in fewer businesses that may require janitorial services and this can adversely impact the Company's future business opportunities.

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

Pricing for Services

Management plans to enter into fixed price arrangements, in which the client agrees to pay a fixed fee every month over a specified term. A variation of a fixed price arrangement is a square-foot arrangement, under which monthly billings are fixed based on the vacant square footage serviced. This differs from cost-plus arrangements in which the client reimburses the Company for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges and other expenses associated with the contracted work, plus a profit percentage.

The Company also plans to provide supplemental services requested by clients outside of the standard terms. Examples are clean-up after a tenant moves out, and construction clean-up. Management anticipates that most of its cleaning agreement will be for a one year period and contain automatic renewal clauses, but are subject to termination by either party after 30-days' written notice.

Competition

We believe that our business is highly competitive, and that such competition is based primarily on price and quality of service. The low cost of entry to the cleaning services business has resulted in strongly competitive markets consisting primarily of regional and local owner-operated companies. We will also compete with a few large, diversified facility services, that operate on a national basis. Indirectly, we compete with building owners and tenants that can perform internally one or more of the services that we provide. These building owners and tenants have an increased advantage in locations where our services are subject to sales tax whereas internal operations are not. Competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.

Results of Operations for the three and six months ended March 31, 2012 and from Inception (April 26, 2010) through March 31, 2012

We earned no revenues since our inception on April 26, 2010 through March 31, 2012. We do not anticipate earning any significant revenues within the next 12 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through March 31, 2012, we generated no income. Since our inception on April 26, 2010 through March 31, 2012, we experienced a net loss of $(27,725). Our loss was attributed to organizational expenses, audit and legal fees.

For the three months ending March 31, 2012, we experienced review fees of $3,000. We experienced a net loss of $(3,000) for the three months ending March 31, 2012 as compared to a net loss of $(4,500) for the same period last year. For the six months ending March 31, 2012, we experienced a net loss of $(9,025) as compared to $(10,000) for the same period last year. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

In our September 30, 2011 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

We generated no revenues for the period from inception (April 26, 2010) through March 31, 2012. We do not anticipate generating any revenues for at least 12 months.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2012, the Company has not recognized any revenues and has accumulated operating losses of approximately $(27,725) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of March 31, 2012, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2012 reflects $6,275 in current assets and no current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended March 31, 2012. The Company has no employment agreements in place with its officers.

General Cleaning and Maintenance Funding Requirements

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through March 31, 2012 and concluded that they will not have a material effect on the financial statements as of March 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2012.

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

The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2012.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended March 31, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 5 -- Other Information

None.

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

General Cleaning and Maintenance Registrant

Date: May 21, 2012	/s/ Rocio Corral
Name: Rocio Corral
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer