Form 10-Q
period 2012-06-30
General Cleaning & Maintenance
filed 2012-08-14
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ Not Applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 25,000,000 shares of Common Stock outstanding as of August 14, 2012.

Table of Contents

General Cleaning and Maintenance

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2012

Part I. Financial Information

Item 1. Financial Statements

General Cleaning and Maintenance

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash	$6,275	$5,300
Total current assets	6,275	5,300

TOTAL ASSETS	$6,275	$5,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expense	$2,750	$-
Total current liabilities	2,750	-

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares	25,000	24,000
authorized, 25,000,000 and 24,000,000 issued and
outstanding as of 6/30/2012 and 9/30/2011,
Respectively
Additional paid-in capital	9,000	-
Deficit accumulated during development stage	(30,475)	(18,700)
Total stockholders' equity	3,525	5,300
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$6,275	$5,300

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011	From inception (April 26, 2010) to June 30, 2012
Revenue	$-	$-	$-	$-	$-

Expenses:
Auditing fees	2,750	1,750	10,450	6,750	18,950
General & administrative	-	-	1,325	-	1,525
Legal fees	-	2,500	-	7,500	10,000
Total expenses	2,750	4,250	11,775	14,250	30,475

Net loss	$(2,750)	$(4,250)	$(11,775)	$(14,250)	$(30,475)

Weighted average number of common shares outstanding- basic	25,000,000	24,000,000	24,890,511	23,029,304

Net loss per share-basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011	From inception (April 26, 2010) to June 30, 2012
OPERATING ACTIVITIES
Net loss	$(11,775)	$(14,250)	$(30,475)
Changes in operating assets and liabilities:
Increase in accounts payable	2,750		2,750
Decrease in prepaid expense	-	7,500	-
Net cash used by operating activities	(9,025)	(6,750)	(27,725)

FINANCING ACTIVITIES
Sale of common stock	10,000	4,000	34,000
Net cash provided by financing activities	10,000	4,000	34,000

NET INCREASE (DECREASE) IN CASH	975	(2,750)	6,275
CASH - BEGINNING OF THE PERIOD	5,300	9,800	-
CASH - END OF THE PERIOD	$6,275	$7,050	$6,275

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

(Unaudited)

NOTE 1.- FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements filed therewith along with the Form 10-K Annual Report. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2. - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $30,475. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

June 30, 2012

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

Earnings (Loss) Per Share Calculations

The Company follows ASC Topic 260 to account for the earnings (loss) per share. Basic earnings (loss) per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

(Unaudited)

NOTE 3. - SIGNIFICANT ACCOUNTING POLICIES ( CONTINUED)

Fair value of financial instruments (continued)

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

June 30, 2012

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

Results of Operations for the three and nine months ended June 30, 2012 and from Inception (April 26, 2010) through June 30, 2012

We earned no revenues since our inception on April 26, 2010 through June 30, 2012. We do not anticipate earning any significant revenues within the next 12 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through June 30, 2012, we generated no income. Since our inception on April 26, 2010 through June 30, 2012, we experienced a net loss of $(30,475). Our loss was attributed to organizational expenses, audit and legal fees.

For the three months ending June 30, 2012, we experienced a net loss of $(2,750) as compared to a net loss of $(4,250) for the same period last year. All of our expenses for the three months ending June 30, 2012 represented audit fees. For the nine months ending June 30, 2012, we experienced a net loss of $(11,775) as compared to $(14,250) for the same period last year. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

In our September 30, 2011 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

We generated no revenues for the period from inception (April 26, 2010) through June 30, 2012. We do not anticipate generating any revenues for at least 12 months.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2012, the Company has not recognized any revenues and has accumulated operating losses of approximately $(30,475) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of June 30, 2012, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2012 reflects $6,275 in current assets and current liabilities of $2,750. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended June 30, 2012. The Company has no employment agreements in place with its officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through June 30, 2012 and concluded that they will not have a material effect on the financial statements as of June 30, 2012.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended June 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On July 5, 2012, our common stock was cleared for listing on the OTC-Bulletin Board, under the stock symbol: GCMT. Since listing, as of the date of this Form 10-Q, our stock has not traded and there are no assurances a market will ever develop for our stock.

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

General Cleaning and Maintenance Registrant

Date: August 14, 2012	/s/ Rocio Corral
Name: Rocio Corral
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer