Form 10-K
period 2012-09-30
General Cleaning & Maintenance
filed 2013-01-14
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑ Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at January 9, 2013, computed by reference to the last sale of $0.25 per-share price, on October 9, 2012 on the OTC-BB was $1,250,000.

As of January 9, 2013, there were 25,000,000 shares of common stock, par value $0.001 per share, of the registrant outstanding.

2

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

In this form 10-K references to "General Cleaning", "the Company", "we", "us", and "our" refer to General Cleaning and Maintenance.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at General Cleaning and Maintenance, 412 Martha St., Las Vegas, NV 89110.

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

  technology driven demand for niche cleaning services,

Janitorial Services

Our sole officer has 6-years working experience in the cleaning services industry. She plans to market the services of General Cleaning and Maintenance to restaurants, retail stores, hotels and residential properties. If she is successful in building a customer base, she will need to find people she can train to help with the cleaning services or subcontract cleaning staff.

Pricing for Services

Management plans to enter into fixed price arrangements, in which the client agrees to pay a fixed fee every month over a specified term. A variation of a fixed price arrangement is a square-foot arrangement, under which monthly billings are fixed based on the vacant square footage serviced. This differs from a cost-plus arrangement in which the client reimburses the Company for the agreed-upon amount of wages and benefits, payroll taxes, insurance charges and other expenses associated with the contracted work, plus a profit percentage.

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

Research and Development Activities and Costs

General Cleaning and Maintenance did not incur any research and development costs for the years ended September 30, 2012 and 2011, and has no plans to undertake any research and development activities during the next year of operations.

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

2. AS WE HAVE NEVER REPORTED REVENUES SINCE OUR INCEPTION, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Annual Report ended September 30, 2012 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended September 30, 2012. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor's have raised a substantial doubt about our ability to continue as a going concern, this typically results in greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our cleaning business. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for September 30, 2012. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. Management believes, for the next twelve months, it has sufficient funds available to implement its business, on a limited basis.

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

9. INCREASES IN THE PRICE OF CLEANING MATERIALS AND LABOR COSTS COULD MATERIALLY INCREASE OUR COSTS AND DECREASE OUR PROFITABILITY.

The prices for cleaning materials and labor costs are dependent on the market price and supply and demand. There can be no assurance that prices for cleaning materials and labor costs will not increase in the near future.

These cleaning materials and labor costs are subject to price volatility caused by supply conditions, economic climate and other unpredictable factors. Any material price increase would increase our cost of sales and decrease our future profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in economy of scale or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

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

11. SINCE OUR SOLE OFFICER DEVOTES HER TIME TO ANOTHER CLEANING BUSINESS, HER OTHER ACTIVITIES COULD SLOW DOWN GENERAL CLEANING'S OPERATIONS.

Rocio Corral, the sole officer of General Cleaning and Maintenance plans to devote 40 hours of her time to the Company's operations. She is currently working for another cleaning company. Therefore, it is possible that a conflict of interest exists with regards to her time based on her involvement with the other cleaning company. Her other activities might prevent her from devoting full-time to General Cleaning and Maintenance’s operations which could slow General Cleaning and Maintenance 's operations and may reduce its financial results because of the slowdown in operations.

The responsibility of developing the company's business, and fulfilling the reporting requirements of a public company fall upon Ms. Corral. In the event she is unable to fulfill any aspect of her duties to the company, General Cleaning and Maintenance may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business. We do not have any employment agreements with Ms. Corral, which means she is not obligated to continue to work for the Company and can resign her position whenever she is inclined to do so. General Cleaning and Maintenance has not formulated a plan to resolve any possible conflict of interest with Ms. Corral’s other business activities.

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

Other issues and uncertainties may include:

  New accounting pronouncements or changes in accounting policies;

  Labor shortages that adversely affect our ability to employ entry level personnel;

  Legislation or other governmental action that detrimentally impacts expenses or reduces revenues by adversely affecting our clients; and

  The resignation, termination, death or disability of one or more key executives that adversely affects client retention or day-to-day management.

15. OUR MANAGEMENT CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of January 9, 2013, our sole officer/director owned 80% of our outstanding common stock. With 80% ownership of the Company, our sole officer/director is able to elect all of the directors and continue to control General Cleaning and Maintenance.

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

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of January 9, 2013, we have 25,000,000 common shares issued and outstanding. Our officer owns 20,000,000 common shares. If in the future, she decides to sell her shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

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

A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.

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

As of September 30, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

21. ALTHOUGH OUR SHARES OF COMMON STOCK ARE QUOTED ON A THE OTC-BB, THEY ARE PENNY STOCKS.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosures relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years.

Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

22. Although our stock is listed on the OTC-BB, WITH A VERY LIMITED trading market, purchasers of our securities may have difficulty selling their shares.

There is a very limited trading market in our securities and there are no assurances that a market may develop or, if developed, may not be sustained. If no market is ever developed for our common stock, it will be difficult for you to sell any shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

23. RULE 144 SAFE HARBOR IS UNAVAILABLE FOR THE RESALE OF SHARES ISSUED BY US UNLESS AND UNTIL WE CEASED TO BE A SHELL COMPANY AND HAVE SATISFIED THE REQUIREMENTS OF RULE 144(I)(1)(2).

General Cleaning and Maintenance is a "shell company" as defined by Rule 12b-2 promulgated under the Exchange Act. Accordingly, the securities in this offering can only be resold through registration under the Securities Act, Section 4(1) of the Securities Act, if available, for non-affiliates, or by meeting the conditions of Rule 144(i) promulgated under the Securities Act. A "shell company" means a registrant, other than an asset-backed issuer, that has:

•      No or nominal operations; and

Either,

•         no or nominal assets;

•         assets consisting solely of cash and cash equivalents; or

•         assets consisting of any amount of cash and cash equivalents and nominal other assets.

The provisions of Rule 144(i) providing for the six month holding period are not available for the resale of securities initially issued by a "shell company."

Rule 144 safe harbor is unavailable for the resale of shares issued by us unless and until we have ceased to be a shell company and have satisfied the requirements of Rule 144(i)(1)(2). Notwithstanding paragraph (i)(1) of Rule 144, if the issuer of the securities previously had been shell company described in paragraph (i)(1)(i) but has ceased to be shell company described in paragraph (i)(1)(i); is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports, and has filed current "Form 10 information" with the SEC reflecting its status as an entity that is no longer shell company described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of Rule 144 after one year has elapsed from the date that the issuer filed "Form 10 information" with the SEC.

The term "Form 10 information" means the information that is required by SEC Form 10, to register under the Exchange Act each class of securities being sold under Rule 144. The Form 10 information is deemed filed when the initial filing is made with the SEC.

In order for Rule 144 to be available, we must have certain information publicly available. We plan to publish information necessary to permit transfer of shares of our common stock in accordance with Rule 144 of the Securities Act.

24. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately

$15,000 of incremental operating expenses in 2013.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

General Cleaning and Maintenance Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: GCMT. The Stock was first cleared for quotation on July 6, 2012.

There are have limited trades of the Company’s stock, since it was listed on the OTC-BB, there are no assurances that a market will ever develop for the Company's stock.

Year ended September 30, 2012	High	Low
First Quarter	$--	$--
Second Quarter	$--	$--
Third Quarter	$--	$--
Fourth Quarter	$0.15	$0.15

The first trade of the Company’s stock took place on September 25, 2012. As of the date of this Annual Report, the last trade took place on October 9, 2012 at $0.25.

(b) Holders of Common Stock

As of January 9, 2013, there were approximately thirty-four holders of record of our Common Stock and 25,000,000 shares issued and outstanding.

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

There are no outstanding grants or rights or any equity compensation plans in place.

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

In December 2010, the Company completed a Regulation S offering in which it sold 4,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $4,000. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued under Regulation S to foreign individual who attested they are accredited investors who are not citizens nor residents of the USA. The issuance of these shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the only four individuals involved in the offering, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. The sales of these shares were to known friends and acquaintances who paid cash for their shares. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted. These shares were subsequently registered in a S-1 registration statement originally filed with the Commission on March 31, 2011 and became effective on September 6, 2011.

In October 2011, the Company completed an offering in which it sold 1,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $10,000 cash pursuant its Prospectus (424B3) statement filed with the SEC on September 7, 2011. The offering of these shares became effective on November 14, 2011.

As of September30, 2012, the Company has a total 25,000,000 common shares issued and outstanding to approximately thirty-four (34) shareholders.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2012 or 2011.

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

Results of Operations for the year ended September 30, 2012

Since our inception on April 26, 2010 through September 30, 2012, we generated no revenues. We do not anticipate earning any significant revenues in the next 18-24 months.

For the fiscal year ending September 30, 2012, we experienced a net loss of $(14,275) as compared to a net loss of $(18,500) for the same period last year. The net loss for the year ending September 30, 2012 was attributed to audit fees of $12,950 as compared to audit fees of $8,500 for the same period last year; general & administrative fees of $1,325 as compared to nil general and administrative fees for the same period last year. Most of our expenses concerned the legal and accounting costs to keep our company full reporting. Our cash at hand as of September 30, 2012 was $6,275. In our September 30, 2012 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

Since our inception on April 26, 2010 through September 30, 2012, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can establish our business and build a client base. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing a janitorial service business.

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

Significant changes in the number of employees

As of September 30, 2012, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2012 reflects current assets of $6,275 and current liabilities of $5,250. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. If we require additional capital, we plan to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended September 30, 2012. The Company has no employment agreements in place with its officer.

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

DeJoya Griffith

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Cleaning and Maintenance

We have audited the accompanying balance sheets of General Cleaning and Maintenance (A Development Stage Company) as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (April 26, 2010) to September 30, 2012. General Cleaning and Maintenance management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Cleaning and Maintenance. (A Development Stage Company) as of September 30, 2012 and 2011 and the result of its operations and its cash flows for the years then ended and from inception (April 26, 2010) to September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

December 28, 2012

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

General Cleaning and Maintenance

(A Development Stage Company)

Balance Sheets

(Audited)

	September 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash	$ 6,275	$ 5,300
Total current assets	6,275	5,300

TOTAL ASSETS	$ 6,275	$ 5,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expense	$ 5,250	$ -
Total current liabilities	5,250	-

TOTAL LIABILITIES	5,250	-

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares	25,000	24,000
authorized, 25,000,000 and 24,000,000 issued and
outstanding as of 9/30/2012 and 9/30/2011,
respectively
Additional paid-in capital	9,000	-
Deficit accumulated during development stage	(32,975)	(18,700)
Total stockholders' equity	1,025	5,300
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 6,275	$ 5,300

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Operations

(Audited)

	For the year ended September 30, 2012	For the year ended September 30, 2011	Inception (April 26, 2010) to September 30, 2012
Revenue	$ -	$ -	$ -

Expenses:
Auditing fees	12,950	8,500	21,450
General & administrative	1,325	-	1,525
Legal fees	-	10,000	10,000
Total expenses	14,275	18,500	32,975

Net loss	(14,275)	(18,500)	(32,975)

Weighted average number of common
shares outstanding- basic	24,918,033	23,273,973

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statement of Stockholders’ Equity

From inception (April 26, 2010) to September 30, 2012

(Audited)

				Deficit
				Accumulated
				During	Total
	Common stock		Additional Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Inception, April 26, 2010	-	$ -	$ -	$ -	$ -

April 26, 2010, Founders shares issued for cash at $0.001 per share	20,000,000	20,000	-	-	20,000

Net loss	-	-	-	(200)	(200)

Balance, September 30, 2010	20,000,000	20,000	-	(200)	19,800

December 2010, Shares issued for cash pursuant to a Regulation S offering	4,000,000	4,000	-	-	4,000

Net loss	-	-	-	(18,500)	(18,500)

Balance, September 30, 2011	24,000,000	24,000	-	(18,700)	5,300

October 31, 2011, Shares issued for cash pursuant to a Regulation S offering	1,000,000	1,000	9,000	-	10,000

Net loss	-	-	-	(14,275)	(14,275)

Balance, September 30, 2012	25,000,000	$25,000	$9,000	($32,975)	$1,025

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	For the year ended September 30, 2012	For the year ended September 30, 2011	Inception (August 26, 2010) to September 30, 2012
OPERATING ACTIVITIES
Net loss	$ (14,275)	$ (18,500)	$ (32,975)
Changes in operating assets and liabilities
used by operating activities:
Increase in accounts payable	5,250	-	5,250
Decrease in prepaid expense	-	10,000	-
Net cash used by operating activities	(9,025)	(8,500)	(27,725)

FINANCING ACTIVITIES
Sale of common stock	10,000	4,000	34,000
Net cash provided by financing activities	10,000	4,000	34,000

NET INCREASE IN CASH	975	(4,500)	6,275
CASH - BEGINNING OF THE PERIOD	5,300	9,800	-
CASH - END OF THE PERIOD	$ 6,275	$ 5,300	$ 6,275

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.

F-6

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

(Audited)

Fair value of financial instruments ( Continued)

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

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers. The Company did not realize any revenues from Inception on April 26, 2010 through September 30, 2012.

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

F-6

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

(Audited)

Advertising

Advertising is expensed when incurred. There has been no advertising during the periods.

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

NOTE 3. - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues and has suffered recurring losses totaling ($32,975) since inception. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4. - Stockholders' Equity and Contributed Capital

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On April 26, 2010, the Company's founder purchased 20,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $20,000.

In December 2010, the Company sold 4,000,000 shares of its $0.001 par value stock in exchange for cash of $4,000 pursuant to a Regulation S offering.

On October 31, 2011, the Company sold 1,000,000 shares of its $0.001 par value stock in exchange for cash of $10,000 pursuant to a Regulation S offering.

There have been no issuances of stock options or warrants.

As of September 30, 2012 and September 30, 2011, respectively 25,000,000 and 24,000,000 common shares were issued & outstanding.

F-6

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

(Audited)

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

As of September 30, 2012, the Company had net operating loss carry forwards of $32,975 that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	32,975	18,700

Total deferred tax assets	11,541	6,545
Less: valuation allowance	(11,541)	(6,545)
Net deferred tax assets	-	-

F-6

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

(Audited)

The valuation allowance for deferred tax assets for the year ending September 30, 2012 was $(11,541), as compared to $(6,545) for the year ending September 30, 2011. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2012. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At September 30, 2012, we had an unused net operating loss carryover approximating $32,975 that is available to offset future taxable income which expires beginning 2030.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

As of September 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of September 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2013.

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

Name	Age	Position & Offices Held

Rocio Corral	33	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Maintenance, a Nevada corporation. President/Director

2006 - Present Angelica Cleaners, Las Vegas, NV Cleaning Assistant

2004 - 2006 Dine Village Apartments, Las Vegas, NV Cleaning Assistant

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2012, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2012:

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

The following table sets forth summary compensation information for the fiscal year ended September 30, 2012 for our President and sole director. We did not have any executive officer as of the fiscal year end of September 30, 2012 receive any compensation.

Compensation

As a result of the Company's current limited available cash, no officer or director received compensation since April 26, 2010 (inception) of the company through September 30, 2012. General Cleaning and Maintenance has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.

General Cleaning and Maintenance Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Aug. 31,	($)	($)	($)	($)	($)

Rocio Corral	CEO/Director	2012	0	0	0	0	0
		2011	0	0	0	0	0
		2010	0	0	0	0	0

We do not maintain key-woman life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants

We did not grant any stock options to the executive officer or director from inception through fiscal year end September 30, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

We did not have any outstanding equity awards as of September 30, 2012 or September 30, 2011.

Option Exercises for Fiscal 2012

There were no options exercised by our named executive officer in fiscal 2012 or 2011.

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

Director Compensation

We did not pay our director any compensation during fiscal years ending September 30, 2012 or September 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on January 9, 2013 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after January 9, 2013 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of General Cleaning and Maintenance's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and address of beneficial owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of common Stock (1)

Rocio Corral (2)	20,000,000	80.0%

All directors and officers as a group	20,000,000	80.0%

1) Percent of class is based on 25,000,000 shares issued and outstanding.

2) Rocio Corral, 412 Martha St., Las Vegas, NV 89110.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Rocio Corral, the Company's sole director/officer has contributed office space for our use since our inception through September 30, 2012. There is no charge to us for the space. Ms. Corral will not seek reimbursement for the office space contributed. The officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

Item 14. Principal Accountant Fees and Services.

De Joya Griffith LLC, Henderson, NV served as our principal independent public accountants for fiscal years ending September 30, 2012 and 2011. Aggregate fees billed to us for the years ended September 30, 2012 and 2011 were as follows:

	For year ended Sept. 30,	For the year ended Sept. 30,
	2012	2011
(1) Audit Fees (1)	$12,950	$8,500
(2) Audit-Related Fees	-	-
(3) Tax Fees	-	-
(4) All Other Fees	$ -	$ -

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of De Joya Griffith, LLC for the proposed services. In the fiscal year ending September 30, 2012, all fees paid to De Joya Griffith, LLC were unanimously pre-approved in accordance with this policy.

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

Notes to Financials F-6

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

General Cleaning and Maintenance Registrant
Dated: January 9, 2013	By:/s/ Rocio Corral
Rocio Corral President, Treasurer, Secretary and Director Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocio Corral Rocio Corral	President, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director	January 9, 2013