Form 10-Q
period 2012-12-31
General Cleaning & Maintenance
filed 2013-02-08
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable, the Registrant does not have a corporate Web site.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No ☐

As of February 8, 2013, the registrant’s issued and outstanding common stock consisted of 25,000,000 shares, $0.001 par value.

Table of Contents

General Cleaning and Maintenance

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2012

Part I. Financial Information

Item 1. Financial Statements

General Cleaning and Maintenance

(A Development Stage Company)

Balance Sheets

(Unaudited)

	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash	$ -	$ 6,275
Total current assets	-	6,275

TOTAL ASSETS	$ -	$ 6,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expense	$ -	$ 5,250
Total current liabilities	-	5,250
TOTAL LIABILITIES	-	5,250

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares	25,000	25,000
authorized, 25,000,000 and 25,000,000 issued and
outstanding as of 12/31/2012 and 9/30/2012,
respectively
Additional paid-in capital	13,075	9,000
Deficit accumulated during development stage	(38,075)	(32,975)
Total stockholders' equity	-	1,025
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ -	$ 6,275

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended December 31, 2012	For the three months ended December 31, 2011	From inception (April 26, 2010) to December 31, 2012
Revenue	$ -	$ -	$ -

Expenses:
Auditing fees	5,100	4,700	26,550
General and administrative	-	1,325	1,525
Legal fees	-	-	10,000
Total expenses	5,100	6,025	38,075

Net (Loss)	$ (5,100)	$ (6,025)	$ (38,075)

Weighted average number of common
shares outstanding- basic	25,000,000	24,673,913

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the three months ended December 31, 2012	For the three months ended December 31, 2011	From inception (April 26, 2010) to December 31, 2012
OPERATING ACTIVITIES
Net loss	$ (5,100)	$ (6,025)	$ (38,075)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in accounts payable	(5,250)	4,700	-
Net cash used by operating activities	(10,350)	(1,325)	(38,075)

FINANCING ACTIVITIES
Contributed capital	4,075	-	4,075
Sale of common stock	-	10,000	34,000
Net cash provided by financing activities	4,075	10,000	38,075

NET (DECREASE) INCREASE IN CASH	(6,275)	8,675	-
CASH - BEGINNING OF THE PERIOD	6,275	5,300	-
CASH - END OF THE PERIOD	$ -	$ 13,975	$ -

The accompanying notes are an integral part of these financial statements.

General Cleaning and Maintenance

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

(Unaudited)

NOTE 1.- FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements filed therewith along with the Form 10-K Annual Report. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2. - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $38,075. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

December 31, 2012

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 2012 and September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

December 31, 2012

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

December 31, 2012

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

On December 13, 2012, an officer of the Company donated capital of $ 4,075.

As of December 31, 2012 and September 30, 2012, respectively 25,000,000 and 25,000,000 common shares were issued & outstanding.

There have been no other issuances of common stock.

NOTE 5. - RELATED PARTY TRANSACTIONS

On April 26, 2010, the Company's founder purchased 20,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $20,000.

On December 13, 2012, an officer of the Company donated capital of $ 4,075 in order to pay for the company’s audit fees.

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

NOTE 6. -SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2012 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Janitorial Services

Our sole officer has 56 years working experience in the cleaning services industry. She plans to market the services of General Cleaning and Maintenance to restaurants, retail stores, hotels and residential properties. If she is successful in building a customer base, she will need to find people she can train to help with the cleaning services or subcontract cleaning staff.

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

Competition

We believe that our business is highly competitive, and that such competition is based primarily on price and quality of service. The low cost of entry to the cleaning services business has resulted in strongly competitive markets consisting primarily of regional and local owner-operated companies. We will also compete with a few large, diversified facility services that operate on a national basis. Indirectly, we compete with building owners and tenants that can perform internally one or more of the services that we provide. These building owners and tenants have an increased advantage in locations where our services are subject to sales tax whereas internal operations are not. Competitors may have lower costs because privately owned companies operating in a limited geographic area may have significantly lower labor and overhead costs. These strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.

Results of Operations for the three months ended December 31, 2012 and 2011 and from Inception (April 26, 2010) through December 31, 2012

We earned no revenues since our inception on April 26, 2010 through December 31, 2012. We do not anticipate earning any significant revenues within the next 12 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through December 31, 2012, we generated no income. Since our inception on April 26, 2010 through December 31, 2012, we experienced a net loss of $38,075. Our loss was attributed to organizational expenses, audit and legal fees.

For the three months ending December 31, 2012, we experienced a net loss of $5,100 as compared to a net loss of $6,025 for the same period last year. All of our expenses for the three months ending December 31, 2012 represented audit fees. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

In our September 30, 2012 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

We generated no revenues for the period from inception (April 26, 2010) through December 31, 2012. We do not anticipate generating any revenues for at least 12 months.

Plan of Operation

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

Management is currently exploring various business strategies to help the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2012, the Company has not recognized any revenues and has accumulated operating losses of approximately $(38,075) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of December 31, 2012, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012 reflects $0 in current assets and $0 current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended December 31, 2012. The Company has no employment agreements in place with its officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December 31, 2012 and concluded that they will not have a material effect on the Company’s financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended December 31, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

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

General Cleaning and Maintenance Registrant

Date: February 8, 2013	/s/ Rocio Corral
Name: Rocio Corral
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer