Form 10-Q
period 2013-03-31
IPOWorld
filed 2013-05-20
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54492

IPOWorld

(Exact name of registrant as specified in its charter)

Nevada	27-3088652
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Balgriststrasse 106A, Zürich, Switzerland	8008
(Address of principal executive offices)	(Zip Code)

(41) (0) 78824 3999

(Registrant’s telephone number, including area code)

Copies of Communications to:

Law Offices of Thomas C. Cook, Ltd.

500 N. Rainbow, Suite 300

Las Vegas, NV 89107

(702) 221-1925

Fax (702) 221-1964

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes þ No o Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller Reporting Company ☑
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No o

There were 25,000,000 shares of Common Stock outstanding as of May 17, 2013.

Table of Contents

IPOWorld

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2013

Part I. Financial Information

Item 1. Consolidated Financial Statements

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash	$ -	$ 6,275
Total current assets	-	6,275

TOTAL ASSETS	$ -	$ 6,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expense	$ -	$ 5,250
Total current liabilities	-	5,250

TOTAL LIABILITIES	-	5,250

Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000	-	-
shares authorized, 0 shares issued and
outstanding
Common stock, $0.001 par value, 185,000,000 shares	25,000	25,000
authorized, 25,000,000 and 25,000,000 issued and
outstanding as of 3/31/2013 and 9/30/2012,
respectively
Additional paid-in capital	15,075	9,000
Deficit accumulated during development stage	(40,075)	(32,975)
Total stockholders' equity	-	1,025
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ -	$ 6,275

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the six months ended March 31, 2013	For the six months ended March 31, 2012	From inception (April 26, 2010) to March 31, 2013
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Auditing fees	2,000	3,000	7,100	7,700	28,550
General and administrative	-	-	-	1,325	1,525
Legal fees	-	-	-	-	10,000
Total expenses	2,000	3,000	7,100	9,025	40,075

Net loss	$ (2,000)	$ (3,000)	$ (7,100)	$ (9,025)	$ (40,075)

Weighted average number of common
shares outstanding- basic	25,000,000	25,000,000	25,000,000	24,836,066

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended March 31, 2013	For the six months ended March 31, 2012	From inception (April 26, 2010) to March 31, 2013
OPERATING ACTIVITIES
Net loss	$ (7,100)	$ (9,025)	$ (40,075)
Changes in current assets and liabilities
Decrease in accounts payable	(5,250)	-	-
Net cash used by operating activities	(12,350)	(9,025)	(40,075)

FINANCING ACTIVITIES
Contributed capital	6,075	-	6,075
Sale of common stock	-	10,000	34,000
Net cash provided by financing activities	6,075	10,000	40,075

NET INCREASE (DECREASE) IN CASH	(6,275)	975	-
CASH - BEGINNING OF THE PERIOD	6,275	5,300	-
CASH - END OF THE PERIOD	$ -	$ 6,275	$ -

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 1.- FINANCIAL STATEMENTS

On February 13, 2013, the Company changed its name from General Cleaning and Maintenance to IPOWorld. Concurrently, it also increased its authorized shares of common stock from 75,000,000 to 185,000,000 shares of common stock, par value $0.001, and added the authorization for up to 15,000,000 shares of preferred stock, par value $0.001.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements filed therewith along with the Form 10-K Annual Report. Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

On February 13, 2013, the Company underwent a change of control of ownership. Ms. Rocio Corral, sole officer and director of the Company, entered into a Share Purchase Agreement, whereby she sold 20,000,000 common shares of the Registrant’s 25,000,000 issued and outstanding common shares to Glob AG, a Swiss company, . Glob AG is beneficially owned by Theo Baldi, a Swiss citizen. Concurrently, with the closing of the Share Purchase Agreement, Rocio Corral resigned as an officer and director of the Registrant. Prior to her resignation, the Board of Directors added Theo Baldi as a director of the Registrant. The Board also appointed Theo Baldi as Chairman and CEO.

On or about March 12, 2013, the Company formed a subsidiary named ZiiPay, Inc. ZiiPay, Inc. was incorporated in the State of Nevada. Ziipay is in the process of licensing technology that processes credit card payments by way of mobile telephones and other mobile devices or computers. This subsidiary, once up and operating will have its own management. As of March 31, 2013, ZiiPay Inc. had no operations to report.

NOTE 2. - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $40,075. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

(Unaudited)

NOTE 3. - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting

The basis is United States generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of IPOWorld and its wholly owned subsidiary, ZiiPay. As of March 31, 2013, ZiiPay Inc. had no operations to report.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

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

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

(Unaudited)

NOTE 4. - STOCKHOLDERS' EQUITY

On February 13, 2013, the Company increased its total authorized shares from 75,000,000 to 200,000,000.

The Company is authorized to issue 15,000,000 shares of its $0.001 par value preferred stock. There are currently no preferred shares issued and outstanding.

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock.

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

On December 13, 2012, a director of the Company, contributed capital of $4,075 for audit fees.

On February 4, 2013, a director of the Company, contributed capital of $2,000 for review fees.

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2013 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Overview of Current Operations

History and Organization

We were formed on April 26, 2010 as General Cleaning and Maintenance, a Nevada corporation. On or about March 15, 2013, we amended our Articles of Incorporation with the State of Nevada to change our corporate name to IPOWorld. At that time, we increased our number of authorized shares from 75,000,000 common shares to 185,000,000 common shares at par value $0.001, and 15,000,000 preferred shares at par value $0.001 for total authorized shares of 200,000,000, par value $0.001. On April 3, 2012, IPOWorld (“the Company” or “Registrant”) was issued the new stock symbol IPOW, as a result of a corporate name change to IPOWorld from General Cleaning and Maintenance. The Company is trading on the OTC-Bulletin Board. IPOWorld also has a new CUSIP number: 46264E 103. We are a startup company that plans to utilize international management coupled with American investment to identify future corporate opportunities and acquisitions.

On February 13, 2013, the Company underwent a change of control of ownership. Ms. Rocio Corral, sole officer and director of the Company, entered into a Share Purchase Agreement, whereby she sold 20,000,000 common shares of the Registrant’s 25,000,000 issued and outstanding common shares to Glob AG, a Swiss company, . Glob AG is beneficially owned by Theo Baldi, a Swiss citizen. Concurrently, with the closing of the Share Purchase Agreement, Rocio Corral resigned as an officer and director of the Registrant. Prior to her resignation, the Board of Directors added Theo Baldi as a director of the Registrant. The Board also appointed Theo Baldi as Chairman and CEO.

Overview

The Company is in the process of revamping its business plan to utilize international management coupled together with American investment to identify future corporate developments, possible corporate acquisitions and global corporate awareness.

Management has developed a three prong strategy, which management believes will create value for shareholders.

1.      Management, Mr. Theo Baldi, a multi-lingual resident of Switzerland, international business executive who controls and leads IPOWorld believes the Company provides him the opportunity to network to find business opportunities and expand the management team for the company. He believes good management is a good backbone for good investment.

2.      Share its American shareholder base with international management and corporate opportunities, demonstrated with its first project, ZiiPay. Ziipay offers a specialized mobile technology created in Singapore. This licensed technology will allow businesses to process credit card payments by way of mobile telephones and other mobile devices and/or computers.

3. IPOWorld will become more valuable, as it continues to acquire other business opportunities, e.g. Ziipay. Management believes that not only will IPOWorld investors benefit from the Company’s business opportunities, but the equity in IPOWorld should grow to the point where the Company’s activities will attract new investors, once they become aware of the Company’s next business acquisition.

Competition

IPOWorld will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their more substantial financial resources and prior experience in business.

Management anticipates the selection of an acquired business will be complex and risky because of the competition for such business opportunities among all segments of the financial community. The nature of the company's search for the acquisition of a business requires maximum flexibility since the company will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, product or services investigated. The management of the company will have virtually unrestricted flexibility in identifying and selecting a prospective acquired business.

711

Besides determining its fair market value, management will consider the following:

•         the acquired business' net worth;

•         the acquired business' total assets;

•         the acquired business' cash flow;

•         costs associated with effecting the business combination;

•         equity interest and possible management participation in the acquired business;

•         earnings and financial condition of the acquired business;

•         growth potential of the acquired business and the industry in which it operates;

•         experience and skill of management and availability of additional personnel of the acquired business;

•         capital requirements of the acquired business;

•         competitive position of the acquired business;

•         stage development of the product, process or service of the acquired business;

•         degree of current or potential market acceptance of the product, process or service of the acquired business; and

•         regulatory environment of the industry in which the acquired business operates.

These criteria are not intended to be exhaustive. As Mr. Baldi searches through the candidates for acquisition, other factors he considers relevant may apply.

Recent Event

The Company formed a subsidiary, on or about March 12, 2013, named ZiiPay, Inc. ZiiPay, Inc. was incorporated in the State of Nevada. Ziipay is in the process of licensing technology that processes credit card payments by way of mobile telephones and other mobile devices or computers. This subsidiary, once up and operating will have its own management. IPOWorld’s management believes it is in the best interest of the Corporation to form this subsidiary.

Results of Operations for the three and six months period ended March 31, 2013 and 2012

We earned no revenues since our inception on April 26, 2010 through March 31, 2013. We do not anticipate earning any significant revenues within the next 12 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through March 31, 2013, we generated no income. Since our inception on April 26, 2010 through March 31, 2013, we experienced a net loss of $(40,075). Our loss was attributed to organizational expenses, audit and legal fees.

For the three months ending March 31, 2013, we experienced audit fees of $2,000. We experienced a net loss of $(2,000) for the three months ending March 31, 2013 as compared to a net loss of $(3,000) for the three months ending March 31, 2012. For the six months ending March 31, 2013, we experienced a net loss of $(7,100) as compared to $(9,025) for the six months ending March 31, 2012. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

In our September 30, 2012 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2013, the Company has not recognized any revenues and has accumulated operating losses of approximately $(40,075) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of March 31, 2013, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2013 reflects $0 in current assets and $0 current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended March 31, 2013. The Company has no employment agreements in place with its officers.

IPOWorld Funding Requirements

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through March 31, 2013 and concluded that they will not have a material effect on the financial statements as of March 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2013.

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

The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of March 31, 2013.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended March 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

N/A

Item 5 -- Other Information

Submission of Matters to a Vote of Security Holders

The Company filed an Information Statement of Schedule 14C, which was sent to our shareholders on or about March 4, 2013. The purpose of this Information Statement was to inform the shareholders:

1. A change our corporate name from to IPOWorld from General Cleaning and Maintenance.

2. An increase the number of authorized shares to 200,000,000 from 75,000,000 shares, while retaining the current par value of $0.001.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document

3.3		Amended Articles of Incorporation

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Balance Sheets at March 31, 2013 (unaudited), and September 30, 2012 (audited).

(2) Statements of Operations for the three-month period and six month period ended March 31, 2013, March 31, 2012, and the period from inception to March 31, 2013.

(3) Cash Flows for the six-month period ended March 31, 2013, March 31, 2012, and the period from inception to March 31, 2013.

(4) Notes to the Unaudited Condensed Interim financial statements.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPOWorld Registrant

Date: May 17, 2013	/s/ Theo Baldi___________________
Name: Theo Baldi
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer