Form 10-Q
period 2013-06-30
IPOWorld
filed 2013-08-19
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Yes ☑ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No o Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller Reporting Company ☑
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 25,000,000 shares of Common Stock outstanding as of August 16, 2013.

Table of Contents

IPOWorld

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2013

PART I	Financial Information	3

ITEM 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012	3
	Consolidated Statements of Operations for the three months and nine months ended June 30, 2013, and June 30, 2012 and from inception (April 26, 2010) to June 30, 2013	4
	Consolidated Cash Flows for the nine months ended June 30, 2013, June 30, 2012 and from inception (April 26, 2010) to June 30, 2013	5
	Notes to the Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4T.	Controls and Procedures	16

PART II	Other Information	20

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Mine Safety Disclosures	20

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	SIGNATURES	22

Part I. Financial Information

Item 1. Consolidated Financial Statements

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash	$ -	$ 6,275
Total current assets	-	6,275

TOTAL ASSETS	$ -	$ 6,275

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$ 2,000	$ 5,250
Total current liabilities	2,000	5,250

TOTAL LIABILITIES	2,000	5,250

Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000	-	-
shares authorized, 0 shares issued and
Outstanding
Common stock, $0.001 par value, 185,000,000 shares	25,000	25,000
authorized, 25,000,000 and 25,000,000 issued and
outstanding as of 6/30/2013 and 9/30/2012,
Respectively
Additional paid-in capital	15,075	9,000
Deficit accumulated during development stage	(42,075)	(32,975)
Total stockholders' equity (deficit)	(2,000)	1,025
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ -	$ 6,275

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the nine months ended June 30, 2013	For the nine months ended June 30, 2012	From inception (April 26, 2010) to June 30, 2013
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Auditing fees	2,000	2,750	9,100	10,450	30,550
General and administrative	-	-	-	1,325	1,525
Legal fees	-	-	-	-	10,000
Total expenses	2,000	2,750	9,100	11,775	42,075

Net loss	$ (2,000)	$ (2,750)	$ (9,100)	$ (11,775)	$ (42,075)

Weighted average number of common
shares outstanding- basic	25,000,000	25,000,000	25,000,000	24,890,511

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30, 2013	For the nine months ended June 30, 2012	From inception (April 26, 2010) to June 30, 2013
OPERATING ACTIVITIES
Net loss	$ (9,100)	$ (11,775)	$ (42,075)
Changes in current assets and liabilities
(Decrease) Increase in accounts payable	(3,250)	2,750	2,000
Net cash used by operating activities	(12,350)	(9,025)	(40,075)

FINANCING ACTIVITIES
Contributed capital	6,075	-	6,075
Sale of common stock	-	10,000	34,000
Net cash provided by financing activities	6,075	10,000	40,075

NET INCREASE (DECREASE) IN CASH	(6,275)	975	-
CASH - BEGINNING OF THE PERIOD	6,275	5,300	-
CASH - END OF THE PERIOD	$ -	$ 6,275	$ -

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 1.- FINANCIAL STATEMENTS

On February 13, 2013, the Company changed its name from General Cleaning and Maintenance to IPOWorld. Concurrently, it also increased its authorized shares of common stock from 75,000,000 to 185,000,000 shares of common stock, par value $0.001, and added the authorization for up to 15,000,000 shares of preferred stock, par value $0.001.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements filed therewith along with the Form 10-K Annual Report. Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

On February 13, 2013, the Company underwent a change of control of ownership. Ms. Rocio Corral, sole officer and director of the Company, entered into a Share Purchase Agreement, whereby she sold 20,000,000 common shares of the Registrant’s 25,000,000 issued and outstanding common shares to Glob AG, a Swiss company. Glob AG is beneficially owned by Theo Baldi, a Swiss citizen. Concurrently, with the closing of the Share Purchase Agreement, Rocio Corral resigned as an officer and director of the Registrant. Prior to her resignation, the Board of Directors added Theo Baldi as a director of the Registrant. The Board also appointed Theo Baldi as Chairman and CEO.

On or about March 12, 2013, the Company formed a subsidiary named ZiiPay, Inc. ZiiPay, Inc. was incorporated in the State of Nevada. As of June 30, 2013, ZiiPay Inc. had no operations to report.

NOTE 2. - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $42,075. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

June 30, 2013

(Unaudited)

NOTE 3. - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting

The basis is United States generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of IPOWorld and its wholly owned subsidiary, ZiiPay. As of June 30, 2013, ZiiPay Inc. had no operations to report.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

June 30, 2013

(Unaudited)

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

June 30, 2013

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2013 through the date the financial statements are issued, and has determined that no such events have occurred.

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

On February 13, 2013, the Company underwent a change of control of ownership. Ms. Rocio Corral, sole officer and director of the Company, entered into a Share Purchase Agreement, whereby she sold 20,000,000 common shares of the Registrant’s 25,000,000 issued and outstanding common shares to Glob AG, a Swiss company. Glob AG is beneficially owned by Theo Baldi, a Swiss citizen. Concurrently, with the closing of the Share Purchase Agreement, Rocio Corral resigned as an officer and director of the Registrant. Prior to her resignation, the Board of Directors added Theo Baldi as a director of the Registrant. The Board also appointed Theo Baldi as Chairman and CEO.

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

2.      Share its American shareholder base with international management and corporate opportunities.

3. IPOWorld will become more valuable, as it tries to acquire other business opportunities. Management believes that not only will IPOWorld investors benefit from the Company’s business opportunities, but the equity in IPOWorld should grow to the point where the Company’s activities will attract new investors, once they become aware of the Company’s future business acquisition(s).

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

Recent Event

The Company formed a subsidiary, on or about March 12, 2013, named ZiiPay, Inc. ZiiPay, Inc. was incorporated in the State of Nevada. ZiiPay has no operations. Management has decided to divest itself of ZiiPay, and not pursue any activities with regards to this subsidiary.

Results of Operations for the three and nine months period ended June 30, 2013 and 2012

We earned no revenues since our inception on April 26, 2010 through June 30, 2013. We do not anticipate earning any significant revenues within the next 12 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through June 30, 2013, we generated no income. Since our inception on April 26, 2010 through June 30, 2013, we experienced an accumulated net loss of $(42,075). Our loss was attributed to organizational expenses, audit and legal fees.

For the three months ending June 30, 2013, we experienced audit fees of $2,000. We experienced a net loss of $(2,000) for the three months ending June 30, 2013 as compared to a net loss of $(2,750) for the three months ending June 30, 2012. For the nine months ending June 30, 2013, we experienced a net loss of $(9,100) as compared to $(11,775) for the nine months ending June 30, 2012. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

In our September 30, 2012 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2013, the Company has not recognized any revenues and has accumulated operating losses of approximately $(42,075) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of June 30, 2013, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2013 reflects $0 in current assets and $2,000 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended June 30, 2013. The Company has no employment agreements in place with its officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through June 30, 2013 and concluded that they will not have a material effect on the financial statements as of June 30, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2013.

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

The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of June 30, 2013.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended June 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

N/A

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Consolidated Balance Sheets at June 30,, 2013 (unaudited), and September 30, 2012 (audited).

(2) Consolidated Statements of Operations for the three-months period and nine months period ended June 30, , 2013, June 30, , 2012, and the period from inception(April 26, 2010) to June30, 2013.

(3) Consolidated Cash Flows for the nine-months period ended June 30, , 2013,June 30,, 2012, and the period from inception(April 26, 2010) to June30, 2013.

(4) Notes to the Unaudited Consolidated Interim financial statements.

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

IPOWorld Registrant

Date: August 16, 2013	/s/ Theo Baldi___________________
Name: Theo Baldi
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer