Form 10-K
period 2013-09-30
IPOWorld
filed 2013-12-30
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at September 19, 2013, computed by reference to the last sale of $0.76 per-share price quoted on the OTCBB was $3,800,000

There were 25,000,000 shares of Common Stock issued and outstanding as of December 18, 2013.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•         inability to raise additional financing for working capital;

•         inability to build a customer base for our services;

•         deterioration in general or regional economic, market and political conditions;

•         the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•         adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•         changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•         inability to efficiently manage our operations;

•         inability to achieve future operating results;

•         our ability to recruit and hire key employees;

•         the inability of management to effectively implement our strategies and business plans; and

•         the other risks and uncertainties detailed in this report.

In this form 10-K references to "IPOWorld", "the Company", "we", "us", and "our" refer to IPOWorld.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited consolidated financial statements, at no charge upon receipt to of a written request to us at IPOWorld , Balgriststrasse 106A, Zürich 8008, Switzerland.

PART I

ITEM 1. BUSINESS

History and Organization

We were formed on April 26, 2010 as General Cleaning and Maintenance, a Nevada corporation. On Februrary 13, 2013, we changed our corporate name to IPOWorld. We are a startup company focused on utilizing international management coupled together with American investment to identify future corporate developments, possible corporate acquisitions and global corporate awareness.

OVERVIEW

The Company is in the process of revamping its business plan to utilize international management coupled together with American investment to identify future corporate developments, possible corporate acquisitions and global corporate awareness.

Management has developed a three prong strategy, which management believes will create value for shareholders.

1.      Management, Mr. Theo Baldi, a multi-lingual resident of Switzerland, international business executive who controls and leads IPOWorld believes the Company provides him the opportunity to develop networks to find business opportunities and expand the management team for the company. He believes good management is a good backbone for good investment.

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

IPOWorld will seek businesses from all known sources, but will rely principally on personal contacts of the officer/director and his affiliates, as well as indirect associations between him and other business and professional people.

IPOWorld will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. It may participate in a newly organized business venture. On the other hand, it may select a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of IPOWorld.

It is possible that IPOWorld may propose to acquire a business in the development stage. A business is in the development stage if it is devoting most of its efforts to establishing a new business, and planned principal operations have either not commenced or not yet resulted in significant revenues.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.

The possible ramifications of transactions like those mentioned here could significantly effect investments. See "RISK FACTORS" in connection with these and other possible effects.

In connection with IPOWorld’s acquisition of a business, for example, its present shareholder, officer/director may, as a negotiated element of the acquisition, sell all or a portion of the common stock he holds at a significant premium over his original investment in IPOWorld. As a result of such sales, affiliates of the entity participating in the business reorganization with IPOWorld would acquire a higher percentage of equity ownership in it.

The manner in which we participate in a business will depend on the nature of the business, our needs and desires and those of the other parties involved in the negotiations, the management of the business, and the relative negotiating strengths of IPOWorld and the other management team.

We will participate in a business only after the negotiation and execution of appropriate written agreements. Although the exact terms of these agreements cannot be predicted, generally they will:

•         require specific representations and warranties by all of the parties involved,

•         specify certain events of default,

•         detail the terms of closing and the conditions which must be satisfied by each of the parties prior to it ,

•         outline the manner of bearing costs if the transaction is not closed,

•         set forth remedies on default, and

•         include miscellaneous other terms.

Evaluation Criteria

Despite his non-experience as a professional business analyst, IPOWorld's officer/director, Theo Baldi, will carefully examine businesses for acquisition.

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

•         experience and skill of management and availability of additional personnel;

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

Although we believe that locating and investigating specific business proposals will take several months, the exact duration of the process is difficult to predict. The time and costs required to select and evaluate an acquired business candidate, including conducting a due diligence review, and to structure and consummate the business combination, including negotiating relevant agreements and preparing requisite documents for filing in keeping with applicable securities laws and state corporate laws, cannot presently be stated with certainty.

Leverage

IPOWorld may be able to participate in a business involving the use of leverage. Leveraging a transaction involves the acquisition of a business through incurring indebtedness for a portion of the purchase price of that business, which is secured by the assets of the business acquired.

One method by which leverage may be used is to locate an operating business available for sale and arrange for the financing necessary to purchase it. Acquisition of a business in this fashion would enable us to participate in a larger venture than our limited funds would otherwise permit, or use less of our funds to acquire a business and thus commit our remaining funds to the operations of the business acquired.

The likelihood that we could obtain a conventional bank loan for a leveraged transaction would depend largely on the business being acquired and its perceived ability to generate sufficient revenues to repay the debt. Generally, businesses suitable for leveraging are limited to those with income-producing assets that are either in operation or can be placed in operation relatively quickly. We cannot predict whether it will be able to locate any such business. As a general matter it may be expected that IPOWorld will have few, if any, opportunities to examine businesses where leveraging would be appropriate, or to acquire financing with acceptable terms.

Tax Considerations

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. IPOWorld will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to itself, the acquired business, and our respective stockholders. The IRS or other appropriate state tax authorities may, however, attempt to re-characterize the tax treatment of a particular business combination.

Form and Structure of Acquisition

•         Of the various methods and forms by which we may structure a transaction to acquire another business, management is likely to use, without limitation, one of the following forms:

•         a leveraged buyout transaction in which most of the purchase price is provided by borrowings from one or more lenders or from the sellers in the form of a deferred purchase price;

•         a merger or consolidation of the acquired corporation into or with the company;

•         a merger or consolidation of the acquired business corporation into or with a subsidiary of the company organized to facilitate the acquisition (a "subsidiary merger"), or a merger or consolidation of such a subsidiary into or with the acquired corporation (a "reverse subsidiary merger");

•         an acquisition of all or a controlling amount of the stock of the acquired corporation followed by a merger of the acquired business into us;

•         an acquisition of the assets of a business by us or a subsidiary organized for such a purpose;

•         a merger or consolidation of the company with or into the acquired business or such a subsidiary; or

•         a combination of any of the above.

The actual form and structure for a business combination may also be dependent upon numerous other factors pertaining to the acquired business and its stockholders, as well as potential tax accounting treatments afforded the business combination.

As part of an acquisition, we may choose to issue additional securities that could add numerous complications depending on whether or not these would need to be registered. Dilution, change of management, additional costs, time delays or depressed prices for our stock could result, discussions of which are included in the Risk Factors section.

We are endeavoring, by the way, to conduct our operations so as not to require registration under the Investment Company Act of 1940.

Daily Operations

We expect to use attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees during the phase devoted to seeking and evaluating business opportunities. The need for employees and their availability will be addressed along with the decisions specific to acquiring or participating in a specific business opportunity. We have allocated a portion of the offering proceeds for general overhead. Although there is no current plan to hire employees on a full-time or part-time basis, some portion of working capital may be used to pay any part-time employees hired.

Until an active business is commenced or acquired, we will have only one employee, our sole officer for day-to-day operations. We are unable to make any estimate as to the future number of employees, which may be necessary. If an existing business is acquired it is possible that we would hire its existing staff.

Competition

IPOWorld will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their more substantial financial resources and prior experience in business. We face as well numerous other smaller companies at the same stage of development as we are. (See "Competition," in Risk Factors.)

INTELLECTUAL PROPERTY

The Company plans to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. The Company plans also to rely on copyright laws to protect our future computer programs and our proprietary databases.

From time-to-time, IPOWorld may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm the business, the brand and reputation, and the ability to compete. Also, protecting IPOWorld's intellectual property rights could be costly and time consuming.

Employees

The Company currently has one employee who is also the officer/director of the Company. The Company plans to utilize additional independent contractors on a part-time/as needed basis.

RISK FACTORS

IPOWORLD HAS A LIMITED OPERATING HISTORY.

The Company has a limited operating history and is considered a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as management faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.

IF IPOWORLD BUSINESS PLAN IS NOT SUCCESSFUL, IPOWORLD MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND ITS STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

As discussed in the Notes to the Consolidated Financial Statements included in this Form 10-K, at the end of IPOWorld's fiscal year as at September 30, 2013, the Company had negative cash flow in operating activities of $(18,350) and as of September 30, 2013, the Company’s current assets exceeded its current liabilities by $1,500. The Company had an accumulated deficit during development stage of $(44,575) from inception (April 26, 2010) to September 30, 2013.

These factors raise substantial doubt that the Company will be able to continue operations as a going concern, and the Company's independent auditors included an explanatory paragraph regarding this uncertainty in their report on the consolidated financial statements for the period from inception to September 30, 2013.

The Company's ability to continue as a going concern is dependent upon generating cash flow sufficient to fund operations and reducing operating expenses. The Company's business plan may not be successful in addressing these issues. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

IT IS DIFFICULT TO EVALUATE THE LIKELIHOOD THAT IPOWORLD WILL ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

The Company has prepared audited consolidated financial statements for the year end for September 30, 2013. The Company’s ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient revenues or financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company’s ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation.

OUR MANAGEMENT CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW MANAGEMENT TO CONTROL THE COMPANY.

As of December 18, 2013, our sole officer/director owned 80% of our outstanding common stock. With 80% ownership of the Company, our sole officer/director is able to elect all of the directors and continue to control IPOWorld.

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

We are in a highly competitive market for a small number of business opportunities, there is a risk that we would be an insignificant participant among other companies with larger financial resources.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.

Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies

There is a risk we will not be able to identify any suitable business combinations.

No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

The requirement of audited financial statements may disqualify potential business opportunities.

Management believes that any potential business opportunity must provide audited financial statements for review for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

Risk Factors Relating to Our Common Stock

FUTURE SALES OF SHARES BY EXISTING CONTROLLING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE, FURTHER, CERTAIN SHARES OF OUR COMMON STOCK ARE RESTRICTED FROM IMMEDIATE RESALE.

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 18, 2013, we have 25,000,000 common shares issued and outstanding. Our officer beneficially owns 20,000,000 common shares. If in the future, he decides to sell his shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

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

As of September 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

ALTHOUGH OUR SHARES OF COMMON STOCK ARE QUOTED ON THE OTCBB, THEY ARE PENNY STOCKS.

The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosures relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years.

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

Although our stock is listed on the OTCBB, WITH A VERY LIMITED trading market, purchasers of our securities may have difficulty selling their shares.

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

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $15,000 of incremental operating expenses in 2014.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Properties

IPOWorld uses office space at Balgriststrasse 106A, Zürich 8008, Switzerland, provided by Mr. Theo Baldi, our officer/director and principal shareholder, at no cost. He plans to continue to fund Company related expenses at his own expense with no cost to the Company and does not expect any reimbursement of these expenses. IPOWorld does not own any real property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We submitted to our security holders a corporate name change this past fiscal year. Whereby, a majority of shareholders approved the corporate name change from General Cleaning and Maintenance to IPOWorld. The majority of shareholders also approved the increased in our number of authorized shares from 75,000,000 common shares to 185,000,000 common shares at par value $0.001, and 15,000,000 preferred shares at par value $0.001 for total authorized shares of 200,000,000, par value $0.001.

Item 5. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

IPOWorld Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: IPOW.

There have been limited trades of the Company’s stock, since it was listed on the OTCBB, there are no assurances that a market will ever develop for the Company's stock.

Year ended September 30, 2012	High	Low
First Quarter	$--	$--
Second Quarter	$--	$--
Third Quarter	$--	$--
Fourth Quarter	$0.15	$0.15

Year ended September 30, 2013	High	Low
First Quarter	$0.25	$0.20
Second Quarter	$0.75	$0.51
Third Quarter	$0.50	$0.40
Fourth Quarter	$0.80	$0.53

The first trade of the Company’s stock took place on September 25, 2012. As of the date of this Annual Report, the last trade took place on November 20, 2013 at $0.55. Our stock is very thinly traded.

(b) Holders of Common Stock

As of September 30, 2013, there were approximately twenty-nine (29) holders of record of our Common Stock and 25,000,000 shares issued and outstanding.

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

Recent Sales of Unregistered Securities

During the fiscal year ending September 30, 2013, the Company did not sell any of its securities.

As of December 18, 2013, the Company has a total 25,000,000 common shares issued and outstanding to approximately twenty-nine (29) shareholders.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2013 or 2012.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

IPOWorld is a start-up company focused on utilizing international management coupled together with American investment to identify future corporate developments, possible corporate acquisitions and global corporate awareness.

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

Results of Operations for the year ended September 30, 2013 and September 30, 2012

Since our inception on April 26, 2010 through September 30, 2013, we generated no revenues. We do not anticipate earning any significant revenues in the next 12-18 months.

For the fiscal year ending September 30, 2013, we experienced a net loss of $(11,600) as compared to a net loss of $(14,275) for the same period last year. The net loss for the year ending September 30, 2013 was attributed to audit fees of $11,600 as compared to audit fees of $12,950 for the same period last year; general & administrative fees of $0 as compared to $1,325 of general and administrative fees for the same period last year. Most of our expenses concerned the legal and accounting costs to keep our company full reporting. We have no cash at hand as of September 30, 2013 and a prepaid accounting expense of $1,500 As of September 30, 2013, we have no liabilities and $5,250 in accounts payable and accrued expense at September 30, 2012. In our September 30, 2013 and 2012 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

The Company used net cash in operations of $(18,350) and $(9,025) during the fiscal year ended September 30, 2013 and 2012 and $(46,075) from inception (April 26, 2010) to September 30, 2013, respectively. The Company generated cash of $12,075 and $10,000 from financing activities during the fiscal year ended September 30, 2013 and 2012 and $46,075 from financing activities from inception ( April 26, 2010) to September 30, 2013, respectively.

Revenues

Since our inception on April 26, 2010 through September 30, 2013, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can establish our business and build a client base. We are presently in the development stage of our business and we can provide no assurance that we will be successful in executing our business plan.

Going Concern

The financial conditions evidenced by the accompanying consolidated financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Significant changes in the number of employees

As of September 30, 2013, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2013 and 2012 reflects current assets of $1,500 and $6,275 and current liabilities of $0 and $5,250 respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. If we require additional capital, we plan to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended September 30, 2013. The Company has no employment agreements in place with its officer.

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

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Consolidated Financial Statements and Supplementary Data.

DeJoya Griffith

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

IPO World

(FKA General Cleaning & Maintenance)

We have audited the accompanying balance sheets of IPOWorld (fka General Cleaning & Maintenance) (A Development Stage Company) (the “Company”) as of September 30, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (April 26, 2010) to September 30, 2013. IPOWorld’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPOWorld (Fka General Cleaning & Maintenance) (A Development Stage Company), as of September 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from inception (April 26, 2010) to September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

December 11, 2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Consolidated Balance Sheets

(Audited)

	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash	$ -	$ 6,275
Prepaid expense	1,500	-
Total current assets	1,500	6,275

TOTAL ASSETS	$ 1,500	$ 6,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expense	$ -	$ 5,250
Total current liabilities	-	5,250

TOTAL LIABILITIES	-	5,250

Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000	-	-
and nil shares authorized as of 9/30/2013 and
9/30/2012, respectively. Nil and nil shares
issued and outstanding as of 9/30/2013 and
9/30/2012, respectively
Common stock, $0.001 par value, 185,000,000 and	25,000	25,000
75,000,000 shares authorized, 25,000,000
and 25,000,000 shares outstanding as of
9/30/2013 and 9/30/2012, respectively
Additional paid-in capital	21,075	9,000
Deficit accumulated during development stage	(44,575)	(32,975)
Total stockholders' equity	1,500	1,025
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,500	$ 6,275

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Consolidated Statements of Operations

(Audited)

	For the year ended September 30, 2013	For the year ended September 30, 2012	From inception (April 26, 2010) to September 30, 2013
Revenue	$-	$-	$-

Expenses:
Auditing fees	11,600	12,950	33,050
General & administrative	-	1,325	1,525
Legal fees	-	-	10,000
Total expenses	11,600	14,275	44,575

Net loss	$ (11,600)	$ (14,275)	$ (44,575)

Weighted average number of common
shares outstanding-basic	25,000,000	24,918,033

Net loss per share-basic	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

(Audited)

						Deficit
						Accumulated
						During	Total
	Preferred Stock		Common Stock		Additional Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Inception, April 26, 2010	-	-	-	-	-	-	-

April 26, 2010, Founders shares issued for cash at $0.001 per share	-	-	20,000,000	20,000	-	-	20,000

Net (loss)	-	-	-	-	-	(200)	(200)

Balance, September 30, 2010	-	-	20,000,000	20,000	-	(200)	19,800

December 2010, Shares issued for cash pursuant to a Regulation S offering	-	-	4,000,000	4,000	-	-	4,000

Net (loss)	-	-	-	-	-	(18,500)	(18,500)

Balance, September 30, 2011	-	-	24,000,000	24,000	-	(18,700)	5,300

October 31, 2011, Shares issued for cash pursuant to a Regulation S offering	-	-	1,000,000	1,000	9,000	-	10,000

Net (loss)	-	-	-	-	-	(14,275)	(14,275)

Balance, September 30, 2012	-	-	25,000,000	$25,000	$9,000	($32,975)	$1,025

December 13, 2012, Contributed capital (cash)	-	-	-	-	4,075	-	4,075

February 4, 2013, Contributed capital (cash)	-	-	-	-	2,000	-	2,000

July 3, 2013, Contributed capital (cash)	-	-	-	-	6,000	-	6,000

Net (loss)	-	-	-	-	-	(11,600)	(11,600)

Balance, September 30, 2013	-	-	25,000,000	$ 25,000	$ 21,075	$ (44,575)	$ 1,500

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Audited)

	For the year ended September 30, 2013	For the year ended September 30, 2012	From inception (August 26, 2010) to September 30, 2013
OPERATING ACTIVITIES
Net loss	$ (11,600)	$ (14,275)	$(44,575)
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	(5,250)	5,250	-
(Increase) in prepaid expense	(1,500)	-	(1,500)
Net cash used by operating activities	(18,350)	(9,025)	(46,075)

FINANCING ACTIVITIES
Sale of common stock	-	10,000	34,000
Contributed capital	12,075	-	12,075
Net cash provided by financing activities	12,075	10,000	46,075

NET INCREASE (DECREASE) IN CASH	(6,275)	975	-
CASH - BEGINNING OF THE PERIOD	6,275	5,300	-
CASH - END OF THE PERIOD	$ -	$ 6,275	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(Audited)

NOTE 1. General Organization and Business

The Company was organized on April 26, 2010 (Date of Inception) under the laws of the State of Nevada, as General Cleaning and Maintenance. The Company is a Development Stage Company as by FASB ASC 915 "Development Stage Entities". On February 13, 2013, the Company changed its name from General Cleaning and Maintenance to IPOWorld. Concurrently, it also increased its authorized shares of common stock from 75,000,000 to 185,000,000 shares of common stock, par value $0.001, and added the authorization for up to 15,000,000 shares of preferred stock, par value $0.001. On February 13, 2013, the Company underwent a change of control of ownership. The Company’s sole officer and director entered into a Share Purchase Agreement, whereby she sold 20,000,000 common shares of the Registrant’s 25,000,000 issued and outstanding common shares to Glob AG, a Swiss company. Glob AG is beneficially owned by Theo Baldi, a Swiss citizen. Concurrently, with the closing of the Share Purchase Agreement, Rocio Corral resigned as an officer and director of the Registrant. Prior to her resignation, the Board of Directors added Theo Baldi as a director of the Registrant. The Board also appointed Theo Baldi as Chairman and CEO.

On or about March 12, 2013, the Company formed a subsidiary named ZiiPay, Inc. ZiiPay, Inc. was incorporated in the State of Nevada. As of September 30, 2013, ZiiPay Inc. had no operations to report.

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

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(Audited)

Fair Value of Financial Instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three tier hierarchy that prioritizes the inputs used to measure fair value, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at September 30, 2013 and 2012 were as follows:

	Level 1	Level 2	Level 3
September 30, 2013
Cash and cash equivalents	$ -	-	-

September 30, 2012
Cash and cash equivalents	$ 6,275	-	-

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is a persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers. The Company did not realize any revenues from Inception on April 26, 2010 through September 30, 2013.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

(Audited)

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the consolidated financial statements.

Year-end

The Company has selected September 30 as its year-end.

Advertising

Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(Audited)

NOTE 4. - Stockholders' Equity and Contributed Capital

The Company is authorized to issue 15,000,000 preferred shares at par value $0.001 and 185,000,000 common shares at par value $0.001 The company on February 13, 2013 increased the authorized stock of the company from 75,000,000 shares to 185,000,000 common shares at par value $0.001 and 15,000,000 preferred shares at par value $0.001 for total authorized shares of 200,000,000.

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

On December 13, 2012, an officer of the company contributed capital of $4,075 to pay for audit fees.

On February 4, 2013, an officer of the company contributed capital of $2,000 to pay for audit fees.

On July 3, 2013, an officer of the company contributed capital of $6,000 to pay for audit fees.

There have been no issuances of stock options or warrants.

NOTE 5. Related Party Transactions

On April 26, 2010, the Company's founder purchased 20,000,000 shares of the Company's $0.001 par value common stock in exchange for cash of $20,000.

On December 13, 2012, an officer of the company contributed capital of $4,075 to pay for audit fees.

On February 4, 2013, an officer of the company contributed capital of $2,000 to pay for audit fees.

On July 3, 2013, an officer of the company contributed capital of $6,000 to pay for audit fees.

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(Audited)

NOTE 5. Related Party Transactions (Continued)

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

As of September 30, 2013, the Company had net loss carry forwards of $44,575 that may be available to reduce future years' taxable income through 2013. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net loss carry forwards will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$ 44,575	$ 32,975

Total deferred tax assets	15,601	11,541
Less: valuation allowance	(15,601)	(11,541)
Net deferred tax assets	$ -	$ -

IPOWorld

(formerly General Cleaning and Maintenance)

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(Audited)

The valuation allowance for deferred tax assets as of September 30, 2013 was $(15,601), as compared to $(11,541) as of September 30, 2012. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2013.

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

NOTE 8. Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's consolidated financial position and results of operations.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2013 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

As of September 30, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weakness was identified by our President in connection with the review of our consolidated financial statements as of September 30, 2013.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors and inadequate segregation of duties consistent with control objectives results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2014, if funds are available to us. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2014.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Positions and Offices Held
Theo Baldi	69	President, Secretary and Director

The business address of our officer/director is c/o IPOWorld , Balgriststrasse 106A, Zürich 8008, Switzerland.

Set forth below is a brief description of the background and business experience of our sole officer and director.

Theo Baldi, Director, President, CEO, CFO and Secretary

Mr. Theo Baldi is a seasoned Swiss businessman who brings to IPOWorld 30-years of global management and business experience. After his studies in economics and business administration at the Universities of Zürich, Bern and Quebec (Canada) he served several years as Senior Management Consultant at Hayek Engineering AG, a leading consultant company with global presence that was founded by Nicholas Hayek, the founder of the Swatch Company. Mr. Baldi has been able to gain intensive practical experience in helping organizations to improve their performance through the analysis of existing organizational or other problems and developing plans for improvement.

After his experience as a management consultant, Mr. Baldi worked as Sales-Director at Siemens and as a Vice-Director at Nixdorf Computer AG. His Division was responsible for all large accounts in Switzerland (Network and Enterprise Computing).

In 1989, Mr. Baldi founded his own company the "Stardent System House AG". This company was a pioneer in importing Super Mainframe Computers from US manufacturers to Switzerland.

The company expanded and began to introduce other leading edge technologies, such as Artificial Intelligence (Symbolics Inc., a spinoff of the MIT AI Lab). Since the Research Industry is of limited size, Stardent began to diversify the scientific sector by supplying advanced networking Technologies to Fortune 500 companies. Stardent was one of the first companies in Switzerland which introduced ATM (Asynchronous Transfer Mode) equipment which was purchased by large corporations (Swiss Re, Novartis).

With the introduction of the new telecommunication technologies, i.e., VoIP in the year 2000/1, Mr. Baldi started a new career as Startup-Consultant focused on Strategy Consulting, investor presentation development, investor sourcing (Capital Raising), financial modeling and forecasting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2013, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2013:

Note: Theo Baldi did not file a Form 3 in connection with his initial ownership and sale of 20,000,000 shares in the Company.

Board of Directors

Our board of directors currently consists of one member, Mr. Theo Baldi. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1)      The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2)      The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3)      The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4)      The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5)      The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6)      The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7)      There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8)      The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to IPOWorld Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the IPOWorld shares, unless the transaction is approved by IPOWorld's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of IPOWorld.

Item 11. Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended September 30, 2013 for our President and sole director. We did not have any executive officer as of the fiscal year end of September 30, 2013 receive any compensation.

Compensation

As a result of the Company's current limited available cash, no officer or director received compensation since inception (April 26, 2010) of the company through September 30, 2013. IPOWorld has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.

General Cleaning and Maintanence Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Sept 30,	($)	($)	($)	($)	($)

Theo Baldi	CEO/Director	2013	0	0	0	0	0

Rocio Corral	Former CEO	2012	0	0	0	0	0

We do not maintain key-woman life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants

We did not grant any stock options to the executive officer or director from inception through fiscal year end September 30, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

We did not have any outstanding equity awards as of September 30, 2013 or September 30, 2012.

Option Exercises for Fiscal 2013

There were no options exercised by our named executive officer in fiscal 2013 or 2012.

Potential Payments Upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our director any compensation during fiscal years ending September 30, 2013 or September 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 18, 2013 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December 18, 2013 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of IPOWorld's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

Glob AG (2)	20,000,000	80.0%

All Directors and Officers as a Group	20,000,000	80.0%

1)      Percent of Class is based on 25,000,000 shares issued and outstanding.

2)      Theo Baldi, Balgriststrasse 106a, 8008 Zürich, Switzerland, is beneficial owner of Glob AG, who has the ultimate voting control over 20,000,000 shares held in the name of Theo Baldi.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Theo Baldi, the Company's sole director/officer has contributed office space for our use. There is no charge to us for the space. Mr. Baldi will not seek reimbursement for the office space contributed. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Our sole officer/director can be considered a promoter of IPOWorld in consideration of his participation and managing of the business of the company since its incorporation.

IPOWorld has not entered into any related party transactions during its last two fiscal years that would be required to be reported pursuant to Item 404(d) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

De Joya Griffith & Company, LLC, Henderson, NV served as our principal independent public accountants for fiscal years ending September 30, 2013 and September 30, 2012. Aggregate fees billed to us for the years ended September 30, 2013 and 2012 were as follows:

	For Year Ended Sept. 30,	For the Year Ended Sept. 30,
	2013	2012
(1) Audit Fees (1)	$11,600	$12,950
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of De Joya Griffith for the proposed services. In the fiscal year ending September 30, 2013, all fees paid to De Joya Griffith were unanimously pre-approved in accordance with this policy.

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

(a) 1. Financial Statements

(b) 2. Consolidated Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1	12/31/2010	3.1	03/31/2011
3.2	Bylaws, as currently in effect		S-1	12/31/2010	3.2	03/31/2011
3.3	Bylaws, as currently in effect		10-Q	03/31/2013	3.3	05/20/2013
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPOWorld Registrant
Dated: December 18, 2013	By:/s/ Theo Baldi
Theo Baldi President, Treasurer, Secretary and Director Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theo Baldi Theo Baldi	President, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director	December 18, 2013