Form 10-Q
period 2014-03-31
IPOWorld
filed 2014-05-15
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Fax (702) 221-1963

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

There were 25,000,000 shares of Common Stock outstanding as of May 15, 2014.

Table of Contents

IPOWorld

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I	Financial Information	3

ITEM 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013	3
	Consolidated Statements of Operations for the three and six months ended March 31, 2014, and March 31, 2013 and from inception (April 26, 2010) to March 31, 2014	4
	Consolidated Cash Flows for the six months ended March 31, 2014, March 31, 2013 and from inception (April 26, 2010) to March 31, 2014	5
	Notes to the Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4T.	Controls and Procedures	18

PART II	Other Information	22

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Mine Safety Disclosures	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits	23

	SIGNATURES	24

Part I. Financial Information

Item 1. Consolidated Financial Statements

IPOWorld

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Prepaid expense	$ -	$ 1,500
Total current assets	-	1,500

TOTAL ASSETS	$ -	$ 1,500

STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000	-	-
and 15,000,000 shares authorized, respectively.
Nil and nil shares issued and outstanding as
of 3/31/2014 and 9/30/2013, respectively
Common stock, $0.001 par value, 185,000,000 shares	25,000	25,000
authorized, 25,000,000 and 25,000,000 shares issued
and outstanding as of 03/31/2014 and 9/30/2013,
respectively
Additional paid-in capital	25,825	21,075
Deficit accumulated during development stage	(50,825)	(44,575)
TOTAL STOCKHOLDERS' EQUITY	$ -	$ 1,500

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the six months ended March 31, 2014	For the six months ended March 31, 2013	From inception (April 26, 2010) to March 31, 2014
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Auditing fees	1,750	2,000	6,250	7,100	39,300
General & administrative	-	-	-	-	1,525
Legal fees	-	-	-	-	10,000
Total expenses	1,750	2,000	6,250	7,100	50,825

Net loss	$ (1,750)	$ (2,000)	$ (6,250)	$ (7,100)	$ (50,825)

Weighted average number of common shares outstanding- basic	25,000,000	25,000,000	25,000,000	25,000,000

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended March 31, 2014	For the six months ended March 31, 2013	From inception (August 26, 2010) to March 31, 2014
OPERATING ACTIVITIES
Net loss	$ (6,250)	$ (7,100)	$ (50,825)
Changes in operating assets and liabilities:
used by operating activities:
Decrease in accounts payable	-	(5,250)	-
Decrease in prepaid expense	1,500	-	-
Net cash used by operating activities	(4,750)	(12,350)	(50,825)

FINANCING ACTIVITIES
Sale of common stock	-	-	34,000
Contributed capital	4,750	6,075	16,825
Net cash provided by financing activities	4,750	6,075	50,825

NET DECREASE IN CASH	-	(6,275)	-
CASH - BEGINNING OF THE PERIOD	-	6,275	-
CASH - END OF THE PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash transactions	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 1. - FINANCIAL STATEMENTS

On February 13, 2013, the Company changed its name from General Cleaning and Maintenance to IPOWorld. Concurrently, it also increased its authorized shares of common stock from 75,000,000 to 185,000,000 shares of common stock, par value $0.001, and added the authorization for up to 15,000,000 shares of preferred stock, par value $0.001.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2013 audited consolidated financial statements filed therewith along with the Form 10-K Annual Report. Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

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

IPOWorld

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Unaudited)

On or about March 12, 2013, the Company formed a subsidiary named ZiiPay, Inc. ZiiPay, Inc. was incorporated in the State of Nevada. As of March 31, 2014, ZiiPay Inc. had no operations to report.

On February 15, 2014, IPO World (the “Company” or the “Registrant”) accepted the resignation of Mr. Theo Baldi, in his position as Director Chief Executive Officer of the Corporation. Mr. Baldi desires to pursue other interests and does not have any disagreements with the Corporation on any matter relating to its operations, policies or practices.

On February 15, 2014, Mr. Edward Heckerson became Corporate Secretary. He will hold this position until his successor shall be appointed and shall qualify or until the earlier of his death, resignation or removal in the manner provided for in the By-laws of the Corporation. With the departure of Mr. Baldi, Mr. Heckerson, will hold the post as acting Principal Executive Officer and as acting Principal Accounting Officer. He will be responsible for the certification of the Company's financials. This newly appointed officer serves at the pleasure of the Board, he will hold his position(s) until his successor shall be appointed and shall qualify or until the earlier of his death, resignation or removal in the manner provided for in the By-laws of the Corporation.

NOTE 2. - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $50,825. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

IPOWorld

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Unaudited)

NOTE 3. - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting

The basis is United States generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of IPOWorld and its wholly owned subsidiary, ZiiPay, Inc. As of March 31, 2014, ZiiPay Inc. had no operations to report.

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

IPOWorld

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Unaudited)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

IPOWorld

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Unaudited)

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

On December 13, 2012, a director of the Company contributed capital of $4,075 for audit fees.

On February 4, 2013, a director of the Company contributed capital of $2,000 for review fees.

On July 3, 2013, a director of the Company contributed capital of $6,000 for review and audit fees.

On November 4, 2013, a director of the Company contributed capital of $3,000 for audit fees.

On February 18, 2014, a director of the Company contributed capital of $1,750 for review fees.

IPOWorld

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2014 through the date the financial statements are issued, and has determined that no such events have occurred.

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

1.      Mr. Theo Baldi, a multi-lingual resident of Switzerland, international business executive who controls IPOWorld believes the Company provides him the opportunity to network to find business opportunities and expand the management team for the company. He believes good management is a good backbone for good investment.

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

These criteria are not intended to be exhaustive. As management searches through the candidates for acquisition, other factors he considers relevant may apply.

Results of Operations for the three and six month period ended March 31, 2014 and 2013.

We earned no revenues since our inception on April 26, 2010 through March 31, 2014. We do not anticipate earning any significant revenues within the next 12 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through March 31, 2014, we generated no income. Since our inception on April 26, 2010 through March 31, 2014, we experienced an accumulated net loss of $(50,825). Our loss was attributed to organizational expenses, audit and legal fees.

For the three months ending March 31, 2014, our expenses were $1,750, which represented audit fees. We experienced a net loss of $(1,750) for the three months ending March 31, 2014 as compared to a net loss of $(2,000) for the three months ending March 31, 2013. Our net loss was attributed to audit fees of $2,000.

For the six months ending March 31, 2014, our expenses were $6,250, which represented audit fees. We experienced a net loss of $(6,250) for the six months ending March 31, 2014 as compared to a net loss of $(7,100) for the six months ending March 31, 2013. Our net loss was attributed to audit fees of $7,100. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

In our September 30, 2013 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2014, the Company has not recognized any revenues and has accumulated operating losses of approximately $(50,825) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of March 31, 2014, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2014 reflects $0 in current assets and $0 in current liabilities. A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended March 31, 2014. The Company has no employment agreements in place with its officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through March 31, 2014 and concluded that they will not have a material effect on the financial statements as of March 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2014.

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

The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of March 31, 2014.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended March 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

IPOWorld Registrant

Date: May 15, 2014	/s/ Ed Heckerson________________
Name: Ed Heckerson
Title: Corporate Secretary, Acting Principal Executive, Acting Financial, and Acting Accounting Officer