Form 10-K
period 2014-09-30
IPOWorld
filed 2015-01-13
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54492

IPOWORLD

(Exact name of registrant as specified in its charter)

_________________

Nevada	27-3088652
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3472 Research Pkwy., No. 104, Colorado Springs, CO	80920
(Address of principal executive offices)	(Zip Code)

(719) 445-1234

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company as of January 13, 2015, computed by reference to the last sale on November 7, 2014 of $4.75 per-share price quoted on the OTCBB was $68,875,000.

There were 42,000,000 shares of Common Stock issued and outstanding as of January 13, 2015.

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

In this form 10-K references to "IPOWorld", "the Company", "we", "us", and "our" refer to IPOWorld.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited consolidated financial statements, at no charge upon receipt to of a written request to us at IPOWorld , 3472 Research Pkwy., No. 104, Colorado Springs, CO 80920.

PART I

ITEM 1. BUSINESS

History and Organization

The Company was organized April 26, 2010 (Date of Inception) under the laws of the State of Nevada, as General Cleaning and Maintenance. On March 15, 2013, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its corporate name to: IPOWorld. The original business of the Company was to provide a wide range of janitorial and cleaning services for clients. IPOWorld incorporated MSPR, a Nevada corporation, as a wholly-owned subsidiary of IPOWorld on November 24, 2014. As the Company underwent a change of control and management, it shifted its business to creating a portfolio of real estate properties that service the cannabis industry. The Company business focus includes consulting, construction, property management and land/equipment leasing to licensed cannabis production and processing clients.

Our Business

IPOWorld is focused on creating a portfolio of real estate properties that service the cannabis industry. We are in the business of consulting, construction, property management and land/equipment leasing to licensed cannabis production and processing clients. We do not grow, harvest, distribute, market nor sell cannabis. The company acquires and/or leases properly zoned land and related facilities with the intent to build and/or do leasehold improvements to existing buildings and rent to licensed tenants for their operations. Lessees pay rent and other management fees for the use of our properties, all in compliance with applicable local and state laws and regulations.

The cannabis industry is still concentrated in a few States and lacks recognized regional or national leaders. Those companies that understand the Washington and Colorado business "landscape" have an opportunity to pursue and develop other markets.

About IPOWorld

IPOWorld is a single-source, integrated engineering and construction management firm that specializes in build-to-succeed cannabis facilities. We utilize the highest quality components and newest technologies to virtually meet any licensees requirements. Our independent contract team consists of design engineers, licensed contractors, steel building manufacturers, specialty licensed subcontractors and outside consultants. IPOWorld can design, manage and build-out a new or existing building and transform it into a state-of-the-art marijuana growing/processing operation.

The IPOWorld lease and consult model also allows clients to avoid having to seek an equity partner for capitalization and funding of their licensed growing operations. IPOW simply provides state applicant grower/processors with its infrastructure asset in exchange for monthly rental and ongoing management fees.

IPOWorld believes that creating infrastructure alone does not necessarily insure a financially successful operation. As such, the Company provides licensees with access to professional consultants that have extensive hands-on experience as actual commercial cannabis growers, processors and dispensary owners. This access to expert knowledge is an important piece to the potential future success of grower/processor clients.

IPOWorld intends to provide the following consulting services to its licensee production/processing clients:

·Business Planning

·Preparation of Applications for Licensing

·Define Start-up Costs

·Operational Analysis

·Preparation of Operating Plans for Licensing

·Cultivation/Processing Management Software

·Real Estate or Facility Sourcing

·Cultivation Facility Design and Build Out

·Selection of Necessary Equipment

·Select Contractors

·Supervise Build Out

·Point of Sale Systems

·Regulatory and Licensing

·Compliance and Applications

·Develop Business Growth Strategies

·Business Coaching

·Project Management for Outdoor, Greenhouse or Indoor Facilities

·Yield Analysis

·Staffing Requirements

·Financial Projections

·Potential Yield Analysis

·Soil or Growing Medium Management

·Environmental Controls

·Define Integrated Pest Management Systems

·Develop Processing Protocols and Train Employees

·Define Sales and Marketing Strategies

·Develop Branding Program

·Create Public Relations and Social Media Programs

·Training and Education of Staff

·Set up Tracking Systems

·Define Security Systems

·Set up Accounting System

·Create Employees Handbook

Overview of the Market

As of January 2014, four (4) States, Washington, Colorado, Oregon and Alaska, have legalized the recreational use of marijuana. Additionally, twenty three (23) States and the District of Columbia have enacted laws legalizing medical use of marijuana (including recreational states), while six more states are considering similar measures. According to the latest Gallop Poll, for the first time in history, a majority (58%) of U.S. citizens believe marijuana use for both medical and recreational purposes should be legalized.

At present, there are over one million registered holders of medical marijuana cards in the United States. The average medical marijuana user spends approximately $2,000 a year.

Funding

With the $200,000 funding we received on September 30, 2014, we are now in the process of building a cannabis cultivation facility in Olympia, Washington. Construction of the facility is underway. The cannabis grower/processor has permission from the local and state authorities in the State of Washington to build up to a 10,000 square foot cannabis cultivation facility. They have applied for a Tier II cannabis license that requires that their facility be built and then inspected before a final cultivation/processing license is issued. This 10,000 sq. ft. facility is located on a 65 acre parcel of land owned by the Licensee. Once the facility is completed and final inspection is approved by the State of Washington, we expect our fees to complete the facility and provide consulting will range between $350,000 to $400,000. If this materializes, this will generate for the Company between $150,000 to $200,000 in profit. After the final license has been issued and we receive our construction/consulting fees, we plan to expand our operations. We have identified a larger construction site in Elma, Washington to build a state of the art Co-location Facility for additional grower/processors to conduct their business.

MSPR Subsidary

IPOWorld incorporated MSPR, a Nevada corporation, as a wholly-owned subsidiary of IPOWorld on November 24, 2014. It is management's intention that the subsidiary act as a separate entity that provides security and protection services for IPOWorld's and other businesses operations. The subsidiary will be a distinct company with different financial, investment and operating characteristics so that each company can adopt their own business strategies and objectives tailored to their respective markets.

Competition

Our competitors have substantially greater financial, technical, and marketing resources than we do and may succeed in developing products that would render our services obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, and/or are less expensive than, other products/services on the market. Current competitors or other companies may develop technologies and services that are more effective than ours. Our technologies and services may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technology developed by our competitors may be more effective than those developed by us.

IPOWorld's Funding Requirements

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any trademarks, patents, or other intellectual property. We plan to rely on trade secrets, technical know-how, and continuing invention to develop and maintain our competitive position. We will take security measures to protect our trade secrets, proprietary know-how and technologies, and confidential data and continue to explore further methods of protection. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.

Effect of Government Regulation on Business

Marijuana is a Schedule I controlled substance and is illegal under federal law. Even in those States in which the use of cannabis has been legalized, its use remains a violation of federal laws.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of December 30, 2014, twenty-three (23) States and the District of Columbia allowed its citizens to use Medical Marijuana. Additionally, voters in the states of Colorado, Washington, Oregon and Alaska approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Despite the Obama administration’s statements, the Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana in regulated states to prevent:

·          the distribution of marijuana to minors;

·          criminal enterprises, gangs and cartels receiving revenue from the sale of marijuana;

·          the diversion of marijuana from states where it is legal under state law to other states;

·          state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

·          violence and the use of firearms in the cultivation and distribution of marijuana;

·          driving while impaired and the exacerbation of other adverse public health consequences associated with marijuana use;

·          the growing of marijuana on public lands; and

·          marijuana possession or use on federal property.

In the future we may be subject to additional laws, regulations, policies, approvals and the like of federal, state, local, municipal, foreign and other bodies.

Compliance With Environmental Laws

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. We are required to comply with environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operation or competitive position.

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

RISK FACTORS

RISK FACTORS RELATING TO OUR COMPANY

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

1. We have limited historical financial information upon which you may evaluate our performance.

We have a limited history and we are subject to all risks inherent in a developing business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with developmental stage companies and the competitive and regulatory environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of research. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

2. As we have never generated any revenues since our inception, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with this Annual Report for the year ended September 30, 2014, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended September 30, 2014. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. Since our auditor’s have raised a substantial doubt about our ability to continue as a going concern, this typically results in greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year ended September 30, 2013, which show we have no cash and cash equivalents. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

4. IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY AGAINST LARGER COMPETITORS WITH GREATER RESOURCES, OUR PROSPECTS FOR FUTURE SUCCESS WILL BE JEOPARDIZED.

We will face intense competition from larger and better-established companies that may prevent us from ever becoming a significant company. Management expects the competition to intensify in the future. Pressures created by our future competitors could negatively impact our business, results of operations and financial condition.

Many of our potential competitors have longer operating histories, larger customer bases, and significantly greater financial, marketing, technical and other resources. In addition, our competitors may acquire or be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed competitors. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product development. There can be no assurance that we will be able to compete successfully against current and future competitors.

 COMPANY RISK FACTORS

5. THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense. When we are ready to hire new employees, we will most likely look for people who have some type of industry experience or a working knowledge of industry, which may be difficult to find.

6. Our proposed business is dependent on laws pertaining to the cannabis industry.

Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our proposed business. As of September 30, 2014, 23 States and the District of Columbia allow its citizens to use medical cannabis. Additionally, voters in the states of Colorado, Washington, Oregon, and Alaska approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

7. Cannabis REMAINS ILLEGAL UNDER FEDERAL LAW.

Cannabis is a Schedule I controlled substance and is illegal under federal law. Even in those States in which the use of cannabis has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in our inability to proceed with our business plan.

8. The cannabis industry faces strong opposition.

It is believed by many that large, well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical cannabis will likely adversely impact the existing market for the current “cannabis pill” sold by mainstream pharmaceutical companies. Further, the medical cannabis industry could face a material threat from the pharmaceutical industry, should cannabis displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical cannabis movement. Any inroads the pharmaceutical industry could make in halting or impeding the cannabis industry could have a detrimental impact on our proposed business.

9. Potential USERS OF OUR PROPOSED FACILITIES MAY HAVE DIFFICULTY ACCESSING THE SERVICE OF BANKS, WHICH MAY MAKE IT DIFFICULT FOR THEM TO OPERATE.

Since the use of cannabis is illegal under federal law, there is a compelling argument that banks cannot accept for deposit funds from businesses involved with cannabis. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our proposed facility to operate.

10. LAWS AND REGULATIONS AFFECTING THE CANNABIS INDUSTRY ARE CONSTANTLY CHANGING, WHICH COULD DETRIMENTALLY AFFECT OUR PROPOSED OPERATIONS.

Local, state and federal medical cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter its business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

11. Our SOLE officer HAS no experience in operating a RELATED CANNABIS BUSINESS, and HE HAS no experience in evaluating the success of SUCH A BUSINESS.

Our sole executive officer, has no experience in operating a cannabis related business. He has no experience in independently developing, manufacturing, marketing, or selling cannabis related services. Due to his lack of experience, our executive officer may make wrong decisions and choices on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result, we may have to suspend or cease operations, which will result in the loss of your investment.

12. We are subject to all governmental rules, laws and regulations relating to the Cannabis industry in the U.S.

Marijuana is a Schedule I controlled substance and is illegal under federal law. Even in those States in which the use of cannabis has been legalized, its use remains a violation of federal laws.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of September 30, 2014, twenty-three States and the District of Columbia allowed its citizens to use Medical Marijuana. Additionally, voters in the States of Colorado, Washington, Oregon and Alaska approved ballot measures in November, 2013 to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

13. Our results of operations may be adversely affected by environmental, health and safety laws, regulations and liabilities.

Our properties subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. We will need to meet a significant number of environmental and other regulations and standards established by various federal, state and local regulatory agencies.

In addition, some of these laws and regulations require our contemplated facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. As these regulations and standards evolve, and if new regulations or standards are implemented, we may be required to modify our proposed facilities and processes or develop and support new facilities or processes and this will increase our costs. Any failure to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay our production of our services. Any inability to address these requirements and any regulatory changes could have a material adverse effect on our financial condition and operating results.

A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

14. Our management controls a large block of our preferred voting stock that will allow him to control the Company.

As of January 13, 2015, our sole officer/director owned 1,000,000 Voting Preferred Shares, which represents approximately 54.3% of our total voting shares. As a result, our sole officer/director will have the ability to control substantially all matters submitted to our stockholders for approval including:

a)   election of our board of directors;

b)   removal of any of our directors;

c)   amendment of our Articles of Incorporation or bylaws; and

d)   adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership, he has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our sole director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Investors will own a minority percentage of the Company’s common stock and will have minority voting rights. Investors will not have the ability to control either a vote of the Company’s Shareholders or Board of Directors.

RISK FACTORS RELATING TO OUR COMMON STOCK AND THIS OFFERING

15. Future sales of shares by existing Controlling stockholders could cause our stock price to decline. FURTHER, Certain shares of our common stock are restricted from immediate resale.

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of January 13, 2015, we have 42,000,000 common shares issued and outstanding. There are 5,000,000 registered shares freely tradable, without restriction. If in the future, these shareholders decide to sell their shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

We have 42,000,000 restricted shares issued and outstanding. The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed. The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

16. We have never declared dividends on our common stock and do not plan to do so in the foreseeable future.

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

17. Holders of our common stock have a risk of potential dilution if we issue additional shares of common stock in the future.

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

18. We do not have insurance and, therefore, liability we incur could have substantial impact on our ability to continue as a going concern.

We have limited capital and, therefore, we do not currently have a policy of insurance against liabilities arising out of the negligence of our officers and directors and/or arising from deficiencies in any of our business operations. Even assuming we obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or our business operations or assets. Any such liability which might arise could be substantial and would likely exceed our total assets. However, our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officer and controlling persons, it is the opinion of the U. S. Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

19. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and as a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

20. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

21. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $20,000 of incremental operating expenses in 2015.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Properties

Our offices are currently located at 3472 Research Pkwy #104, Colorado Springs CO 80920. Our telephone number is (719) 445-1234. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

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

None.

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

Year ended September 30, 2013	High	Low
First Quarter	$0.25	$0.20
Second Quarter	$0.75	$0.51
Third Quarter	$0.50	$0.40
Fourth Quarter	$0.80	$0.53

Year ended September 30, 2014	High	Low
First Quarter	$0.75	$0.41
Second Quarter	$0.55	$0.55
Third Quarter	$1.00	$0.51
Fourth Quarter	$6.75	$0.30

The first trade of the Company’s stock took place on September 25, 2012. As of the date of this Annual Report, the last trade took place on November 7, 2014 at $4.75. Our stock is very thinly traded.

(b) Holders of Common Stock

As of September 30, 2014, there were approximately twenty-nine (29) holders of record of our Common Stock and 25,000,000 shares issued and outstanding.

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

Recent Sales of Unregistered Securities

On November 14, 2014, IPOWorld with the approval of the Board of Directors agreed to issue 2,500,000 unregistered restricted common shares to satisfy a Convertible Note debt obligation of $200,000 between the Company and Lakeview Media, a Nevis corporation. The Company entered into the Convertible Note with Lakeview Media on September 30, 2014. The debt holder agreed to tender their original note, marked satisfied, upon the issuance of 2,500,000 IPOWorld restricted common shares. The shares were issued as follows: 1,250,000 restricted shares to Lakeview Media; and, 1,250,000 restricted shares to Pacific Pier Corp., a Marshall Island Company. Lakeview Media independently assigned 1,250,000 restricted shares to Pacific Pier Corp. Subsequently, Pacific Pier Corp, privately sold their 1,250,000 restricted shares to Hexon Group Corp., a Marshall Island Company.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

Since the issuance of shares was based on the terms of an existing Convertible Note with Lakeview Media, we did not engage in any form of general solicitation or general advertising in connection with this transaction. Lakeview Media was provided access to all material information, and they were afforded access to our management in connection with this transaction. They acknowledged to us that the shares were acquired for investment purposes and not with a view toward distribution. They understood the ramifications of their actions. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

As of January 13, 2015, the Company has a total 42,000,000 common shares issued and outstanding to approximately thirty-two (32) shareholders.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2014 or 2013.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

IPOWorld is a start-up company focused on creating a portfolio of real estate properties that service the cannabis industry. The Company business focus includes consulting, construction, property management and land/equipment leasing to licensed cannabis production and processing clients. We do not grow, harvest, distribute, market nor sell cannabis. The company acquires and/or leases properly zoned land and related facilities with the intent to build and/or do leasehold improvements to existing buildings and rent to licensed tenants for their operations. Lessees pay rent and other management fees for the use of our properties, all in compliance with applicable local and state laws and regulations.

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

Results of Operations for the year ended September 30, 2014 and September 30, 2013

Since our inception on April 26, 2010 through September 30, 2013, we generated no revenues. We do not anticipate earning any significant revenues in the next 12-18 months.

For the fiscal year ending September 30, 2014, we experienced a net loss of $(46,317) as compared to a net loss of $(11,600) for the same period last year. The net loss for the year ending September 30, 2014 was attributed to audit fees of $9,750 as compared to audit fees of $11,600 for the same period last year; general & administrative fees of $8,317 as compared to $0 of general and administrative fees for the same period last year, legal fees of $8,250 as compared to $0 for the same period last year, and related party consulting fees of $20,000, as compared to $0 for the same period last year. We had cash and cash equivalents of $109,621 as of September 30, 2014, a prepaid expense of $0 and construction in progress of $52,162, as compared to cash and cash equivalents of $0, prepaid expense of $1,500 and construction in progress of $0 for the same period last year. As of the fiscal year ended September 30, 2014, we had liabilities of $0, net of unamortized discount of $200,000. as compared to no liabilities for the same period last year. In our September 30, 2014 and 2013 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

The Company used net cash in operations of $(44,817) and $(18,350) during the fiscal year ended September 30, 2014 and 2013, respectively. The Company used cash of $(52,162) in investing activities for construction in progress, as compared to $0 for last year. The Company generated cash of $206,600 and $12,075 from financing activities during the fiscal year ended September 30, 2014 and 2013, respectively.

Revenues

Since our inception on April 26, 2010 through September 30, 2014, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can establish our business and build a client base. We are presently in the development stage of our business and we can provide no assurance that we will be successful in executing our business plan.

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

Summary of any product research and development that we will perform for the term of our plan of operation

We do not anticipate performing any product research and development under our current plan of operation.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of September 30, 2014, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2014 and 2013 reflects current assets of $161,783 and $1,500 and current liabilities of $0 and $0, respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. If we require additional capital, we plan to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended September 30, 2014. The Company has no employment agreements in place with its officer.

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

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations except following.

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities.  In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the financial statements as those of a development stage entity.  The amendments are effective for the Company’s financial statements as of December 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period.  The Company has adopted the amendments and no longer presents inception-to-date information in the statements of operations, statement of changes in stockholders' equity and statements of cash flows.  In addition, the financial statements will no longer be labeled as those of a development stage entity.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Consolidated Financial Statements and Supplementary Data.

De Joya Griffith

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

IPOWorld

We have audited the accompanying consolidated balance sheets of IPOWorld (the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. IPOWorld’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IPOWorld as of September 30, 2014 and 2013 and the consolidated result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

January 13, 2014

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

IPOWorld

(formerly General Cleaning and Maintenance)

Consolidated Balance Sheets

(Audited)

	September 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash	$ 109,621	$ -
Prepaid expense	-	1,500
Construction in progress	52,162	-
Total current assets	161,783	1,500

TOTAL ASSETS	$ 161,783	$ 1,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible note, net of unamortized discount of $200,000	$ -	$ -
Total current liabilities	-	-

TOTAL LIABILITIES	-	-

Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000	-	-
and nil shares authorized as of 9/30/2014 and
9/30/2013, respectively. Nil and nil shares
Common stock, $0.001 par value, 185,000,000 and	25,000	25,000
75,000,000 shares authorized, 25,000,000
and 25,000,000 shares outstanding as of
9/30/2014 and 9/30/2013, respectively
Additional paid-in capital	227,675	21,075
Accumulated deficit	(90,892)	(44,575)
Total stockholders' equity	161,783	1,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 161,783	$ 1,500

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Consolidated Statements of Operations

(Audited)

	For the year ended September 30, 2014	For the year ended September 30, 2013
Revenue	$ -	$ -

Expenses:
Auditing fees	9,750	11,600
General & administrative	8,317	-
Legal fees	8,250	-
Consulting-related party	20,000	-
Total expenses	46,317	11,600

Net loss	$ (46,317)	$ (11,600)

Weighted average number of common
shares outstanding-basic	25,000,000	25,000,000

Net loss per share-basic	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Consolidated Statement of Stockholders’ Equity

(Audited)

							Total
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2012	-	$ -	25,000,000	$ 25,000	$ 9,000	$ (32,975)	$ 1,025

Contributed capital (cash)	-	-	-	-	12,075	-	12,075

Net (loss)	-	-	-	-	-	(11,600)	(11,600)

Balance, September 30, 2013	-	-	25,000,000	25,000	21,075	(44,575)	1,500

Contributed capital (cash)	-	-	-	-	6,600	-	6,600

Beneficial conversion feature of Lakeview Media note	-	-	-	-	200,000	-	200,000

Net (loss)	-	-	-	-	-	(46,317)	(46,317)

Balance, September 30, 2014	-	$ -	25,000,000	$ 25,000	$ 227,675	$ (90,892)	$ 161,783

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Consolidated Statements of Cash Flows

(Audited)

	For the year ended September 30, 2014	For the year ended September 30, 2013
OPERATING ACTIVITIES
Net loss	$ (46,317)	$ (11,600)
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	-	(5,250)
(Increase) in prepaid expense	1,500	(1,500)
Net cash used by operating activities	(44,817)	(18,350)

INVESTING ACTIVITIES
(Increase) in construction in progress	(52,162)	-
Net cash used in investing activities	(52,162)	-

FINANCING ACTIVITIES
Proceeds from convertible note	200,000	-
Contributed capital	6,600	12,075
Net cash provided by financing activities	206,600	12,075

NET INCREASE (DECREASE) IN CASH	109,621	(6,275)
CASH - BEGINNING OF THE PERIOD	-	6,275
CASH - END OF THE PERIOD	$ 109,621	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Non-cash transactions	-	-

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

September 30, 2014

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

IPOWorld incorporated MSPR, a Nevada corporation, as a wholly-owned subsidiary of IPOWorld on November 24, 2014. It is management's intention that the subsidiary act as a separate entity that provides security and protection services for IPOWorld's and other businesses operations. The subsidiary will be a distinct company with different financial, investment and operating characteristics so that each company can adopt their own business strategies and objectives tailored to their respective markets.

NOTE 2. Summary of Significant Accounting Policies

Basis of Accounting

The basis is United States generally accepted accounting principles.

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

September 30, 2014

(Audited)

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

The fair value measurements of the Company’s financial instruments at September 30, 2014 and 2013 were as follows:

	Level 1	Level 2	Level 3
September 30, 2014
Cash and cash equivalents	$109,621	-	-

September 30, 2013
Cash and cash equivalents	$ -	-	-

Prepaid expense

During the year ended September 30, 2014, the Company prepaid for construction that was in progress but not yet completed in the amount of $52,162. This construction is expected to be completed during 2015.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605-10-599 which requires that all of the following conditions are satisfied: (1) there is a persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company recognizes revenue from services at the time the services have been rendered to the customers. The Company did not realize any revenues from Inception on April 26, 2010 through September 30, 2014.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Financial Statements

September 30, 2014

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

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

NOTE 4. - Stockholders' Equity and Contributed Capital

The Company is authorized to issue 15,000,000 preferred shares at par value $0.001 and 185,000,000 common shares at par value $0.001. On February 13, 2013, the Company increased the authorized stock of the company from 75,000,000 shares to 185,000,000 common shares at par value $0.001 and 15,000,000 preferred shares at par value $0.001 for total authorized shares of 200,000,000.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

September 30, 2014

(Audited)

NOTE 4. - Stockholders' Equity and Contributed Capital (Continued)

During the year ended September 30, 2013, an officer of the company contributed capital of $12,075 to pay for audit fees.

During the year ended September 30, 2014, an officer of the company contributed capital of $6,600 to pay for audit fees.

There have been no issuances of stock options or warrants.

NOTE 5. Related Party Transactions

On December 13, 2012, an officer of the company contributed capital of $4,075 to pay for audit fees.

On February 4, 2013, an officer of the company contributed capital of $2,000 to pay for review fees.

On July 3, 2013, an officer of the company contributed capital of $6,000 to pay for review fees.

On November 4, 2013, an officer of the company contributed capital of $3,000 to pay for audit fees.

On February 18, 2014, an officer of the company contributed capital of $1,750 to pay for review fees.

On May 12, 2014, an officer of the company contributed capital of $1,750 to pay for review fees.

On September 19, 2014, an officer of the company contributed capital of $100 to provide working capital.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

September 30, 2014

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

As of September 30, 2014, the Company had net loss carry forwards of $90,892 that may be available to reduce future years' taxable income through 2013. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net loss carry forwards will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$ 90,892	$ 44,575

Total deferred tax assets	31,812	15,601
Less: valuation allowance	(31,812)	(15,601)
Net deferred tax assets	$ -	$ -

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

September 30, 2014

(Audited)

The valuation allowance for deferred tax assets as of September 30, 2014, was $(31,812), as compared to $(15,601) as of September 30, 2013. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2014.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

NOTE 7. Operating Leases and Other Commitments

The Company has no leases. The Company is in the process of building a cannabis cultivation facility in Olympia, Washington. Construction of the facility is underway, and the Company paid for construction in progress of $52,162. The cannabis licensee has permission from the local and state authorities in the State of Washington to build up to a 10,000 square foot cannabis cultivation facility. They have applied for a Tier II cannabis license that requires that their facility be built and then inspected before a final cultivation/processing license is issued. This 10,000 sq. ft. facility is located on a 65 acre parcel of land owned by the Licensee. Once the facility is completed and final inspection is approved by the State of Washington, the Company expects to receive its fees for completion of the facility and providing consulting services.

NOTE 8. Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's consolidated financial position and results of operations except the following:

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities.  In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the financial statements as those of a development stage entity.  The amendments are effective for the Company’s financial statements as of December 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period.  The Company has adopted the amendments and no longer presents inception-to-date information in the statement of operations, statement of stockholders' equity, and statement of cash flows.  In addition, the financial statements will no longer be labeled as those of a development stage entity.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

September 30, 2014

(Audited)

NOTE 9 - SUBSEQUENT EVENTS

On October 17, 2014, the Company agreed to issue 1,000,000 unregistered restricted Preferred Voting Stock, which carries a voting weight equal to fifty (50) Common Shares and 14,500,000 restricted common shares to Edward Heckerson for his services, which include but are not limited to: corporate guidance, operations, regulatory compliance and the seeking and successful acquisition of Company financing. The shares were valued $15,500.00, based on $0.001 par value.

On October 17, 2014, the Company designated a class of its Preferred Voting Stock, par value $0.001. One Million (1,000,000) Preferred Voting Stock were authorized. The Preferred Voting Stock carry a voting weight equal to fifty (50) Common Shares. The shares of the Preferred Voting Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Preferred Voting Shareholders.

On November 14, 2014, IPOWorld with the approval of the Board of Directors agreed to issue 2,500,000 unregistered restricted common shares to satisfy a Convertible Note debt obligation of $200,000 between the Company and Lakeview Media, a Nevis corporation. The Company entered into the Convertible Note with Lakeview Media on September 30, 2014. The debt holder agreed to tender their original note, marked satisfied, upon the issuance of 2,500,000 IPOWorld restricted common shares. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

As of September 30, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weakness was identified by our President in connection with the review of our consolidated financial statements as of September 30, 2014.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2015, if funds are available to us. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2015.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS and Corporate Governance

The following table sets forth the names and ages of the current director and executive officer of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships among any of the directors and officers.

Name	Age	Position & Offices Held

Edward Heckerson	47	Chief Executive Officer/Director Chief Accounting Officer

Our director holds office until the next annual meeting of stockholders of the Company and until his successors have been elected and qualified. Directors currently receive no fees for services provided in that capacity.

Set forth below is a brief description of the background and business experience of our officers and directors.

Edward Heckerson, Chief Executive Officer, Chief Accounting Officer, Director

Mr. Heckerson brings to IPOWorld his experience in running a fully reporting company that was cleared for quotation on the OTC-BB. From January 28, 2006 through April 15, 2009, he was the Principal Executive Officer of AirtimeDSL. On or about April 15, 2009, the company was acquired by Clear-Lite, Inc., and Mr. Heckerson stepped-down as Principal Executive Officer.

2009 to Present, Independent Business Consultant, helping companies market their services.

January 2006 to 2009 - AirtimeDSL - Director

January 2002 to November 2006 – Airtime Wireless, Inc. – President

September 1999 to August 1999 - Independent Communications Consultant

Education:

Bonita High School, San Dimas, CA - Graduated, 1986

Attended Colorado State University, Fort Collins, CO

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

(1)   The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

(2)   The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its director participate in the consideration of director nominees and the board and the company are so small.

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

Board of Directors

Our board of directors consists of only one member, Edward Heckerson, who serves one-year terms without any compensation.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us for the Company's last completed fiscal year in all capacities for the accounts of our executives.

Compensation

Summary Compensation Table

		Year
	Principal	Ending	Salary	Bonus	Awards	Compensation	Total
Name	Position	Sept 30,	($)	($)	($)	($)	($)

Theo Baldi	Former CEO	2014	0	0	0	0	0
Appointed 2/11/13		2013	0	0	0	0	0
Resigned 2/15/14

Edward Heckerson	CEO	2014	0	0	0	0	0
Appointed 2/15/14

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table.

There have been no awards made to the named executive officer under any long term incentive plan.

 Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to our two directors in such capacity.

Stock Option Grants

We did not grant any stock options to the executive officer or director from inception through fiscal year end September 30, 2014.

Outstanding Equity Awards at 2013 Fiscal Year-End

We did not have any outstanding equity awards as of September 30, 2014 or September 30, 2013.

Option Exercises for Fiscal 2014

There were no options exercised by our named executive officer in fiscal 2014 or 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on January 13, 2015, relating to those persons known to beneficially own more than 5% of our capital stock and by our named Executive Officer and Directors.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60-days after September 30, 2014 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of IPOWorld common stock. The Company does not have any outstanding options, warrants, preferred shares or other securities exercisable for or convertible into shares of its common stock.

Shares Beneficially Owned					% of Total Voting Power(1)
	Common		Voting Preferred
Name of Beneficial Owner	Shares	%	Shares	%
Named Executive Officers and Directors:
Edward Heckerson(2)	0	0%	1,000,000	100%	54.3%

All executive officers and directors as a group (1 person)	0	0%	1,000,000	100%	54.3%

Other 5% Stockholders

MOBO Family Trust(3)	14,500,000	34.5%	0	0%	15.7%

ESE Group, LLC (4)	13,000,000	30.9%	0	00%	14.1%	-

1) Percentage of total voting power represents voting power with respect to all shares of our common stock (42,000,000 issued and outstanding) and Preferred Voting Stock (1,000,000 shares issued and outstanding), as a single class. The holders of our Preferred Voting Stock are entitled to fifty (50) votes per share, and holders of our common stock are entitled to one vote per share. The 1,000,000 Preferred Voting Shares have voting rights equal to 50,000,000 common shares. Percentage of Total Voting Power is calculated based on an aggregate of 92,000,000 (42,000,000 Common + 50,000,000 Preferred Voting Rights) shares issued and outstanding.

2) Edward Heckerson, 3472 Research Pky #104, Colorado Springs CO 80920. This number does not include the 13,000,000 common shares owned by ESE Group, LLC that is owned and controlled by an immediate family member of Mr. Heckerson.

3) MOBO Family Trust, 500 N Rainbow, Suite 300 Las Vegas NV 89107 Lauren Metzger, is the Trustee who exercises the sole voting and dispositive powers with respect to the shares owned and has the ultimate voting control over the shares held this entity.

4) ESE Group, LLC, 120 State Ave. NE, PMB 268, Olympia, WA 98501. Marlena Niemann is the beneficial owner who exercises the sole voting and dispositive powers with respect to the shares owned and has the ultimate voting control over the shares held this entity.

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the U. S. Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60-days, such as options or warrants to purchase our common stock.

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

The officer/director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 14. Principal Accountant Fees and Services.

De Joya Griffith, LLC, Henderson, NV, served as our principal independent public accountants for fiscal years ending September 30, 2014 and September 30, 2013. Aggregate fees billed to us for the years ended September 30, 2014 and 2013 were as follows:

	For Year Ended Sept. 30,	For the Year Ended Sept. 30,
	2014	2013
(1) Audit Fees (1)	$9,750	$11,600
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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of De Joya Griffith for the proposed services. In the fiscal year ending September 30, 2014, all fees paid to De Joya Griffith were unanimously pre-approved in accordance with this policy.

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

IPOWorld Registrant
Dated: January 13, 2015	By:/s/ Edward Heckerson
Edward Heckerson President, Treasurer, Secretary and Director Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Heckerson Edward Heckerson	President, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director	January 13, 2015