Form 10-Q
period 2014-12-31
IPOWorld
filed 2015-03-24
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

8250 W. Charleston Blvd., Suite 120

Las Vegas, NV 89117

(702) 242-0099

Fax (702) 242-0241

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 42,000,000 shares of Common Stock outstanding as of March 24, 2015.

Table of Contents

IPOWorld

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2014

Part I. Financial Information

Item 1. Consolidated Financial Statements

IPOWorld

(formerly General Cleaning and Maintenance)

Consolidated Balance Sheets

(Unaudited)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash	$ 11,526	$ 109,621
Construction in progress	95,750	52,162
Total current assets	107,276	161,783

TOTAL ASSETS	$ 107,276	$ 161,783

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares	1,000	-
authorized. 1,000,000 and nil shares issued and outstanding
as of 12/31/2014 and 9/30/2014, respectively
Common stock, $0.001 par value, 185,000,000 shares	42,000	25,000
authorized, 42,000,000 and 25,000,000 shares issued and
outstanding as of 12/31/2014 and 9/30/2014, respectively
Additional paid-in capital	39,560,675	227,675
Accumulated deficit	(39,496,399)	(90,892)
Total stockholders' equity	107,276	161,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 107,276	$ 161,783

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Revenue	$ -	$ -

Expenses:
Auditing fees	750	4,500
General & administrative	31,757	-
Consulting-related party	22,000	-
Consulting-stock based compensation related party	39,151,000	-
Total expenses	39,205,507	4,500

Net operating loss	$ (39,205,507)	$ (4,500)

Other (expense):
Interest expense	(200,000)	-
Total other (expense)	(200,000)	-
Net loss	(39,405,507)	(4,500)
Weighted average number of common
shares outstanding-basic	39,673,913	25,000,000

Net loss per share-basic	$ (0.99)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended December 31, 2014	For the three months ended December 31, 2013
OPERATING ACTIVITIES
Net loss	$ (39,405,507)	$ (4,500)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services-related party	39,151,000
Interest expense	200,000
Changes in operating assets and liabilities:
Decrease in prepaid expense	-	1,500
Net cash used in operating activities	(54,507)	(3,000)

INVESTING ACTIVITIES
Increase in construction in progress	(43,588)	-
Net cash used in investing activities	(43,588)	-

FINANCING ACTIVITIES
Contributed capital	-	3,000
Net cash provided by financing activities	-	3,000

NET DECREASE IN CASH	(98,095)	-
CASH - BEGINNING OF THE PERIOD	109,621	-
CASH - END OF THE PERIOD	$ 11,526	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non cash investing and financing activities:
Shares issued in settlement of debt	$ 200,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 1. - FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2014 audited consolidated financial statements filed therewith along with the Form 10-K Annual Report. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

NOTE 2. - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $39,496,399. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

December 31, 2014

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of IPOWorld and its wholly owned subsidiary, MSPR Corp. As of December 31, 2014, MSPR Corp. had no operations to report.

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

Construction in Progress (CIP)

The Company follows ASC Topic 360 to capitalize assets. Further, ASC 360-10-45-14 states that a long-lived asset classified as held for sale (but not qualifying for presentation as a discontinued operation in the statement of financial position in accordance with paragraph 205-20-45-10) shall be presented separately in the statement of financial position of the current period. The assets and liabilities of a disposal group classified as held for sale shall be presented separately in the asset and liability sections, respectively, of the statement of financial position. Those assets and liabilities shall not be offset and presented as a single amount. The major classes of assets and liabilities classified as held for sale shall be separately presented on the face of the statement of financial position or disclosed in the notes to financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

December 31, 2014

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 4. - STOCKHOLDERS' EQUITY

The Company is authorized to issue 15,000,000 preferred shares at par value $0.001 and 185,000,000 common shares at par value $0.001. On February 13, 2013, the Company increased the authorized stock of the company from 75,000,000 shares to 185,000,000 common shares at par value $0.001 and 15,000,000 preferred shares at par value $0.001 for total authorized shares of 200,000,000.

On October 17, 2014, the Company agreed to issue 1,000,000 unregistered restricted Preferred Voting Stock, which carries a voting weight equal to fifty (50) Common Shares and 14,500,000 restricted common shares to Edward Heckerson for his services provided during the quarter ended December 31, 2014, which include but are not limited to: corporate guidance, operations, regulatory compliance and the seeking and successful acquisition of Company financing. The common shares were valued at the fair market value of $2.70 per share as on the date of issuance for a total value of $39,150,000 and preferred shares were valued for $1,000, based on $0.001 par value of preferred stock.

On October 17, 2014, the Company designated a class of its non convertible Preferred Voting Stock, par value $0.001. One Million (1,000,000) Preferred Voting Stock were authorized. The Preferred Voting Stock carry a voting weight equal to fifty (50) Common Shares. The shares of the Preferred Voting Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Preferred Voting Shareholders.

On November 14, 2014, IPOWorld with the approval of the Board of Directors agreed to issue 2,500,000 unregistered restricted common shares at an agreed value of $ 0.08 per share to satisfy a Convertible Note debt obligation of $200,000 between the Company and Lakeview Media, a Nevis corporation. The Company entered into the Convertible Note with Lakeview Media on September 30, 2014. The debt holder agreed to tender their original note, marked satisfied, upon the issuance of 2,500,000 IPOWorld restricted common shares and the debt discount calculated under the embedded beneficial conversion feature of $200,000 was entirely amortized and recorded as interest expense as at December 31, 2014. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

There have been no issuances of stock options or warrants.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 5. RELATED PARTY TRANSACTIONS

On October 17, 2014, the Company agreed to issue 1,000,000 unregistered restricted Preferred Voting Stock, which carries a voting weight equal to fifty (50) Common Shares and 14,500,000 restricted common shares to Edward Heckerson for his services provided during the quarter ended December 31, 2014, which include but are not limited to: corporate guidance, operations, regulatory compliance and the seeking and successful acquisition of Company financing. The common shares were valued at the fair market value of $2.70 per share as on the date of issuance for a total value of $39,150,000 and preferred shares were valued for $1,000, based on $0.001 par value of preferred stock.

During the three months ended December 31, 2014, the Company paid a related party $22,000 for consulting expenses related to the coordination of construction services currently in progress. This related party entity is controlled by an officer of the Company.

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

NOTE 6 - CONSTRUCTION IN PROGRESS

The Company is in the process of preparing a site for turn-key opening by its client for use as a medical marijuana establishment. As of December 31, 2014, the Company has capitalized $117,750 for work in progress at this site.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2014 through the date the financial statements are issued, and has determined that no such events have occurred.

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

IPOWorld is a single-source, integrated engineering and construction management firm that specializes in buildto-succeed cannabis facilities. We utilize the highest quality components and newest technologies to virtually meet any licensees requirements. Our independent contract consists of design engineers, licensed contractors, steel building manufacturers, specialty licensed subcontractors and outside consultants. IPOWorld can design, manage and build-out a new or existing building and transform it into a state-of-the-art marijuana growing/processing operation.

The IPOWorld lease and consult model allows clients to avoid having to seek an equity partner for capitalization and funding of their licensed growing operations. The Company simply provides state approved grower/processors with its infrastructure asset in exchange for premium monthly rent and management fees.

On August 15, 2014, management identified its first licensee and location. We began property development and construction which included the following initiatives 1) to create a state approved site plan for a properly zoned cannabis production and processing location in Olympia, Washington; 2) to construct and deliver a Tier 2 state approved cannabis production and processing facility at this location.

Industry Overview

Currently four states, Colorado, Washington, Oregon and Alaska, have completely legalized marijuana for medical and recreational use. Nineteen other states plus the District of Columbia have laws legalizing marijuana for use by medical patients. In 2013 the Colorado medical marijuana industry had over 100,000 licensed patients producing revenues exceeding $200 million. A Colorado State University study predicts when recreational use becomes legal in 2014, the user base will increase dramatically from 108,000 patients to 652,000 customers and annual State revenues are projected to increase to over $600 million.

At present, there are over one million registered holders of medical marijuana cards in the United States. If the average number of medical marijuana patients in states with legal medical marijuana were extrapolated to all 50 states, the total number of medical marijuana users as of the end 2013 would theoretically have been 2,421,069.

The average medical marijuana user spends approximately $2,000 a year. This would set the national medical marijuana market at approximately $50 billion. When taking in to account the large multiple that exists from the newly expanding recreational market, some experts predict the annual marijuana nationwide market may reach as high as $120 billion.

Company Strategy

IPOWorld management believes that creating infrastructure alone does not necessarily insure a financially successful operation. As such, the Company provides licensees with access to professional consultants that have extensive hands-on experience as actual commercial cannabis growers, processors and dispensary owners. This access to expert knowledge is an important piece to the potential future success of grower/processor clients.

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

·Develop Processing Protocols and Train Employees

·Define Sales and Marketing Strategies

·Develop Branding Program

·Create Public Relations and Social Media Programs

·Training and Education of Staff

·Set up Tracking Systems

·Define Security Systems

·Set up Accounting System

·Create Employees Handbook

Branding

Management believes branding is a critical component to the successful distribution and sales of cannabis. As such, the Company has identified and is currently negotiating licensing contracts with international personalities that are intimately associated with the product.

Management plans to open a progressive agency that will represent and license multiple brands. These brands will create loyalty in the marketplace and raise sales to consumers. The agency will charge a “per label” branding fee to growers and will charge advertising fees to dispensaries to carry products and drive foot traffic via social media.

IPOWorld’s ultimate goal is to create recognizable cannabis brands that elevate consumer expectations through the consistent quality and consistency of its clients products which will be provided to state approved cannabis dispensaries.

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

Recent Events

IPOWorld plans to deliver a state approved 10,000 square foot indoor/outdoor cannabis growing and processing facility in Olympia, Washington in February 2015. The Company installed all required fencing, structures, lighting, security, processing and all analytical equipment needed to comply with the State of Washington.

Management has identified and is negotiating a Letter of Intent with its second licensee client. Once a final Lease and Consulting Agreement is executed, we will have the following responsibilities 1) to create a state approved site plan for a properly zoned cannabis production and processing location in Elma, Washington; 2) to construct and deliver to client a 12,500 square foot indoor/outdoor cannabis production and processing facility at this location.

Management has identified and plans to execute a Lease Option Agreement in January 2015 with Pintail Farms located in Elma, Washington. The option once executed will allow IPOWorld to build a 15 acre colocation facility on commercial agricultural land located in Grays Harbor County that is Title 17 approved for the production and processing of cannabis.

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

Facilities

Our offices are currently located at 3472 Research Pkwy., No. 104, Colorado Springs, CO 80920, telephone: (719) 445-1234. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Results of Operations for the three month periods ended December 31, 2014 and 2013.

We earned no revenues since our inception on April 26, 2010 through December 31, 2014. With exception to the property currently being developed for a licensee, we do not anticipate earning any other significant revenues within the next 12 months.

For the period from inception through December 31, 2014, we generated no income. Since our inception on April 26, 2010 through December 31, 2014, we experienced an accumulated net loss of $39,496,399. Our loss was attributed to organizational expenses, audit, consulting and legal fees.

For the three months ending December 31, 2014, our expenses were $39,405,507, which represented audit fees of $750, general and administrative fees of $31,757, consulting fees to a related party of $22,000, and related party stock based consulting fees of $39,151,000, and interest expense of $200,000. This compares to expenses of $4,500 of which $4,500 were for audit fees for the three months ending December 31, 2013. We experienced a net loss of $39,405,507 for the three months ending December 31, 2014 as compared to a net loss of $(4,500) for the three months ending December 31, 2013. We anticipate our operating expenses will increase as we enhance our operations.

In our September 30, 2014 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2014, the Company has not recognized any revenues and has accumulated operating losses of approximately $(39,496,399) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

At such time, we do not anticipate the purchase or sale of any plant or significant equipment.

Significant changes in the number of employees.

As of December 31, 2014, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2014 reflects $129,276 in current assets and $0 in current liabilities. A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing.

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

As a result of the Company's current limited available cash, no officer or director received cash compensation through the quarter ended December 31, 2014. The Company has no employment agreements in place with its officers. On October 17, 2014, the Company agreed to issue 1,000,000 unregistered restricted Preferred Voting Stock, which carries a voting weight equal to fifty (50) Common Shares and 14,500,000 restricted common shares to Edward Heckerson for his services provided during the quarter ended December 31, 2014, which include but are not limited to: corporate guidance, operations, regulatory compliance and the seeking and successful acquisition of Company financing. The common shares were valued at the fair market value of $2.70 per share as on the date of issuance for a total value of $39,150,000 and preferred shares were valued for $1,000, based on $0.001 par value of preferred stock.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December 31, 2014 and concluded that they will not have a material effect on the financial statements as of December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2014.

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

The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of December 31, 2014.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended December 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

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

IPOWorld Registrant

Date: March 24, 2015	/s/ Ed Heckerson
Name: Ed Heckerson
Title: Corporate Secretary, Acting Principal Executive, Acting Financial, and Acting Accounting Officer