Form 10-Q
period 2015-03-31
IPOWorld
filed 2015-05-20
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

There were 42,000,000 shares of Common Stock outstanding as of May 19, 2015.

Table of Contents

IPOWorld

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2015

Part I. Financial Information

Item 1. Consolidated Financial Statements

IPOWorld

(formerly General Cleaning and Maintenance)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$ 401	$ 109,621
Construction in progress	97,450	52,162
Total current assets	97,851	161,783

TOTAL ASSETS	$ 97,851	$ 161,783

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares	1,000	-
authorized. 1,000,000 and nil shares issued and outstanding
as of 3/31/2015 and 9/30/2014, respectively
Common stock, $0.001 par value, 185,000,000 shares	42,000	25,000
authorized, 42,000,000 and 25,000,000 shares issued and
outstanding as of 3/31/2015 and 9/30/2014, respectively
Additional paid-in capital	39,560,675	227,675
Accumulated deficit	(39,505,824)	(90,892)
Total stockholders' equity	97,851	161,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 97,851	$ 161,783

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014	For the six months ended March 31, 2015	For the six months ended March 31, 2014
Revenue	$ -	$ -	$ -	$ -

Expenses:
Auditing fees	7,000	1,750	7,750	6,250
General & Administrative	2,425	-	34,182	-
Consulting-related party	-	-	22,000	-
Consulting-stock based compensation related party	-	-	39,151,000	-
Total expenses	9,425	1,750	39,214,932	6,250

Net operating loss	(9,425)	(1,750)	(39,214,932)	(6,250)

Other (expense)
Interest expense	-	-	(200,000)	-
Total other expense	-	-	(200,000)	-

Net loss	$ (9,425)	$ (1,750)	$(39,414,932)	$ (6,250)

Weighted average number of common
shares outstanding- basic	42,000,000	25,000,000	40,120,879	25,000,000

Net loss per share - basic	$ (0.00)	$ (0.00)	$ (0.98)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended March 31, 2015	For the six months ended March 31, 2014
OPERATING ACTIVITIES
Net loss	$ (39,414,932)	$ (6,250)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services-related party	39,151,000
Interest expense	200,000
Changes in operating assets and liabilities:
Decrease in prepaid expense	-	1,500
Net cash used in operating activities	(63,932)	(4,750)

INVESTING ACTIVITIES
Increase in construction in progress	(45,288)	-
Net cash used in investing activities	(45,288)	-

FINANCING ACTIVITIES
Contributed capital	-	4,750
Net cash provided by financing activities	-	4,750

NET DECREASE IN CASH	(109,220)	-
CASH - BEGINNING OF THE PERIOD	109,621	-
CASH - END OF THE PERIOD	$ 401	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non cash investing and financing activities:
Shares issued in settlement of debt	$ 200,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

March 31, 2015

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

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2014 audited consolidated financial statements filed therewith along with the Form 10-K Annual Report. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

NOTE 2. - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $39,505,824. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

March 31, 2015

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of IPOWorld and its wholly owned subsidiary, MSPR Corp. As of March 31, 2015, MSPR Corp. had no operations to report.

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

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

March 31, 2015

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

March 31, 2015

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

IPOWorld

(formerly General Cleaning and Maintenance)

Notes to Consolidated Financial Statements

March 31, 2015

NOTE 5. RELATED PARTY TRANSACTIONS

On October 17, 2014, the Company agreed to issue 1,000,000 unregistered restricted Preferred Voting Stock, which carries a voting weight equal to fifty (50) Common Shares and 14,500,000 restricted common shares to Edward Heckerson for his services provided during the quarter ended December 31, 2014, which include but are not limited to: corporate guidance, operations, regulatory compliance and the seeking and successful acquisition of Company financing. The common shares were valued at the fair market value of $2.70 per share as of the date of issuance for a total value of $39,150,000 and preferred shares were valued for $1,000, based on $0.001 par value of preferred stock.

During the six months ended March 31, 2015, the Company paid a related party $22,000 for consulting expenses related to the coordination of construction services currently in progress. This related party entity is controlled by an officer of the Company.

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

NOTE 6 - CONSTRUCTION IN PROGRESS

The Company is in the process of preparing a site for turn-key opening by its client for use as a medical marijuana establishment. As of March 31, 2015, the Company has capitalized $97,450 for work in progress at this site.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2015 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Management has identified and plans to execute a Lease Option Agreement in June 2015 with Pintail Farms located in Elma, Washington. Once executed, the option will allow IPOWorld to build a 15 acre colocation facility on commercial agricultural land located in Grays Harbor County that is Title 17 approved for the production and processing of cannabis.

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

Results of Operations for the three and six month periods ended March 31, 2015 and March 31, 2014.

We earned no revenues since our inception on April 26, 2010 through March 31, 2015. With exception to the property currently being developed for a licensee, we do not anticipate earning any other significant revenues within the next 12 months.

For the period from inception through March 31, 2015, we generated no income. Since our inception on April 26, 2010 through March 31, 2015, we experienced an accumulated net loss of $39,505,824. Our loss was attributed to organizational expenses, audit, consulting and legal fees.

For the three months ending March 31, 2015, our expenses were $9,425, which represented audit fees of $7,000 and general and administrative fees of $2,425. This compares to expenses of $1,750 of which $1,750 were for audit fees for the three months ending March 31, 2014. We experienced a net loss of $9,425 for the three months ending March 31, 2015 as compared to a net loss of $1,750 for the three months ending March 31, 2014.

For the six months ending March 31, 2015, our expenses were $39,414,932, which represented audit fees of $7,750, general and administrative fees of $34,182, consulting fees to a related party of $22,000, and related party stock based consulting fees of $39,151,000, and interest expense of $200,000. This compares to expenses of $6,250 of which $6,250 were for audit fees for six months ending March 31, 2014. We experienced a net loss of $39,414,932 for the six months ending March 31, 2015, as compared to a net loss of $6,250 for the six months ending March 31, 2014. We anticipate our operating expenses will increase as we enhance our operations.

In our September 30, 2014 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2015, the Company has not recognized any revenues and has accumulated operating losses of approximately $39,505,824 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of March 31, 2015, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2015 reflects $97,851 in current assets and $0 in current liabilities. A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing.

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

As a result of the Company's current limited available cash, no officer or director received cash compensation through the quarter ended March 31, 2015. The Company has no employment agreements in place with its officers. On October 17, 2014, the Company agreed to issue 1,000,000 unregistered restricted Preferred Voting Stock, which carries a voting weight equal to fifty (50) Common Shares and 14,500,000 restricted common shares to Edward Heckerson for his services provided during the quarter ended December 31, 2014, which include but are not limited to: corporate guidance, operations, regulatory compliance and the seeking and successful acquisition of Company financing. The common shares were valued at the fair market value of $2.70 per share as of the date of issuance for a total value of $39,150,000 and preferred shares were valued for $1,000, based on $0.001 par value of preferred stock.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through March 31, 2015 and concluded that they will not have a material effect on the financial statements as of March 31, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2015.

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

The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of March 31, 2015.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended March 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

IPOWorld Registrant

Date: May 19, 2015	/s/ Ed Heckerson
Name: Ed Heckerson
Title: Corporate Secretary, Acting Principal Executive, Acting Financial, and Acting Accounting Officer