Form 10-Q
period 2015-06-30
IPOWorld
filed 2015-11-16
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54492

IPOWorld

(Exact name of registrant as specified in its charter)

Nevada	27-3088652
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1785 South Escondido Blvd., Suite D, Escondido CA	92025
(Address of principal executive offices)	(Zip Code)

(719) 445-1234

(Registrant’s telephone number, including area code)

Copies of Communications to:

IPOWorld

2240 Encinitas Blvd., Suite D

Encinitas, CA 92024

and

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

Yes ☑ No ο

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ο No ο Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ο	Accelerated filer ο
Non-accelerated filer ο	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 27,500,000 shares of Common Stock outstanding as of November 16, 2015.

Table of Contents

IPOWorld

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2015

Part I. Financial Information

Item 1. Consolidated Financial Statements

IPOWorld

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$ 49,249	$ 109,621
Construction in progress	-	52,162
Total current assets	49,249	161,783

TOTAL ASSETS	$ 49,249	$ 161,783

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities: Accounts payable and accrued expenses	6,000	-
Line of credit	50,000	-
Total current liabilities	56,000	-

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 15,000,000 shares	-	-
authorized, no shares issued and outstanding
as of 6/30/2015 and 9/30/2014, respectively
Common stock, $0.001 par value, 185,000,000 shares	27,500	25,000
authorized, 27,500,000 and 25,000,000 shares issued and
outstanding as of 6/30/2015 and 9/30/2014, respectively
Additional paid-in capital	455,175	227,675
Accumulated deficit	(489,426)	(90,892)
Total stockholders' deficit	(751)	161,783
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$ 49,249	$ 161,783

See accompanying notes to these unaudited condensed consolidated financial statements.

IPOWorld

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the nine months ended June 30, 2015	For the nine months ended June 30, 2014
Revenue	$ -	$ -	$ -	$ -

Expenses:
Auditing fees	6,000	1,750	13,750	8,000
General & administrative	11,152	-	65,334	-
Consulting-related party	-	-	22,000	-
Total expenses	17,152	1,750	101,084	8,000

Net operating loss	(17,152)	(1,750)	(101,084)	(8,000)

Other expense
Impairment of fixed asset	(97,450)	-	(97,450)
Interest expense	-	-	(200,000)	-
Total other expense	(97,450)	-	(297,450)	-

Net loss	$ (114,602)	$ (1,750)	$(398,534)	$ (8,000)

Weighted average number of common
shares outstanding- basic and diluted	27,500,000	25,000,000	27,097,070	25,000,000

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

See accompanying notes to these unaudited condensed consolidated financial statements.

IPOWorld

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30, 2015	For the nine months ended June 30, 2014
OPERATING ACTIVITIES
Net loss	$ (398,534)	$ (8,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of fixed asset	97,450	-
Interest expense	200,000	-
Donated services	30,000	-
Changes in operating assets and liabilities: Increase in accounts payable and accrued expenses	6,000	-
Decrease in prepaid expense	-	1,500
Net cash used in operating activities	(65,084)	(6,500)

INVESTING ACTIVITIES
Increase in construction in progress	(45,288)	-
Net cash used in investing activities	(45,288)	-

FINANCING ACTIVITIES
Proceeds from line of credit	50,000	-
Contributed capital	-	6,500
Net cash provided by financing activities	50,000	6,500

NET DECREASE IN CASH	(60,372)	-
CASH - BEGINNING OF THE PERIOD	109,621	-
CASH - END OF THE PERIOD	$ 49,249	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non cash investing and financing activities:
Services provided by majority shareholder	$ 30,000	$ -
Shares issued in settlement of debt	$ 200,000	$ -

See accompanying notes to these unaudited condensed consolidated financial statements.

IPOWorld

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 1. - BUSINESS

IPO World, (The “Company”) was organized on April 26, 2010 (Date of Inception) under the laws of the State of Nevada, as General Cleaning and Maintenance. On March 15, 2013, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its corporate name to: IPOWorld. The original business of the Company was to provide a wide range of janitorial and cleaning services for clients...

IPOWorld is focused on creating a portfolio of real estate properties that service the cannabis industry. The Company does not grow, harvest, distribute, market nor sell cannabis. The company may acquire and/or leases properly zoned land and related facilities with the intent to build and/or do leasehold improvements to existing buildings and rent to licensed tenants for their operations, all in compliance with applicable local and state laws and regulations.

The cannabis industry is still concentrated in a few States and lacks recognized regional or national leaders.

The Company intends to limit our business to states (e.g., Washington, Colorado and Oregon) that have approved cannabis use based on the type of usage permitted. There are some states in which the Company cannot market its services due to local state restrictions. The Company intends to market its services in states that have regulatory systems in place to license cannabis production and processing. Of these states, the Company currently considers Washington and Colorado to be its primary target market. Both Washington and Colorado have legalized the recreational use of cannabis. Once the Company is able to establish its operations in Washington and Colorado, it may seek business opportunities in other states that have approved cannabis such as Oregon.

IPOWorld incorporated MSPR, a Nevada corporation, as a wholly-owned subsidiary of IPOWorld on November 24, 2014. It is management's intention that the subsidiary act as a separate entity that will provide security and protection services for IPOWorld's and other businesses operations. The subsidiary, MPSR, will be a distinct company with different financial, investment and operating objectives, so that it can adopt its own business strategies and objectives tailored to its respective markets. MSPR has not yet commenced operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015 or for any other future period.

IPOWorld

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

The condensed consolidated balance sheet at September 30, 2014 has been derived from the consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the IPOWorld’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

NOTE 2. - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $489,426 and has incurred losses in the three and nine months ended June 30, 2015. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3. - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below. There have been no significant changes in the Company's significant accounting policies during the nine months ended June 30, 2015 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014

Basis of Accounting

The basis is United States generally accepted accounting principles. The Company's fiscal year-end is September 30th.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of IPOWorld and its wholly owned subsidiary, MSPR Corp. For the three and nine months ended June 30, 2015, MSPR Corp. had no operations to report.

IPOWorld

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Management makes estimates that affect certain accounts including, deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and September 30 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash equivalents, accrued expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

IPOWorld

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2015 or September 30, 2014.

Advertising

Advertising costs are expensed when incurred. The Company has not incurred any advertising expenses since inception.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that our deferred tax assets will not be realized.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets as of June 30, 2015.  As such, the Company has not recorded a provision for income tax for the period ended June 30, 2015.

Comprehensive Income (loss)

The Company is required to display comprehensive income (loss) and its components as part of the Company’s consolidated financial statements. For the three and nine months ended Septemer 30, 2015 and 2014, the Company had no elements of comprehensive income (loss).

IPOWorld

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, which applies to entities that have substantial doubt about their ability to continue as a going concern. This update requires management to assess the probability about the entity’s ability to remain as a going concern for a period of one year from the date the financial statements are ready to be issued. Depending on management’s conclusions about the entity’s ability to remain as a going concern, the entity must make certain disclosures in its financial statements. This ASU is effective for annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Management is currently assessing the impact the adoption of ASU 2014-16 and has not determined the effect of the standard on our ongoing financial reporting.

The Company's management has evaluated other recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4. - STOCKHOLDERS' EQUITY

The Company is authorized to issue 15,000,000 preferred shares at par value $0.001 and 185,000,000 common shares at par value $0.001.

On October 17, 2014, the Company designated a class of its non convertible Preferred Voting Stock, par value $0.001. One Million (1,000,000) Preferred Voting Stock were authorized. The Preferred Voting Stock carry a voting weight equal to fifty (50) Common Shares. The shares of the Preferred Voting Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Preferred Voting Shareholders. These Preferred Shares do not participate in dividends and have no liquidation rights. Their sole right is in voting.

IPOWorld

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

On October 17, 2014, the Company agreed to issue 1,000,000 unregistered restricted, non-convertible Preferred Voting Stock, which carries a voting weight equal to fifty (50) Common Shares and 14,500,000 restricted common shares to Edward Heckerson for his services provided during the quarter ended December 31, 2014, which include but are not limited to: corporate guidance, operations, regulatory compliance and the seeking and successful acquisition of Company financing. The common shares were valued at the fair market value of $2.70 per share as on the date of issuance for a total value of $39,150,000 and preferred shares were valued for $1,000, based on $0.001 par value of preferred stock.

In the case of the Common Shares, the most reliably measured value was determined by the market price of the Common stock, which is not supported by material volume and thus may represent a category III valuation. In the case of the Preferred Shares, which have no market, are not convertible to Common Shares, do not participate in dividends, and have no liquidation rights, the Company believes no reliable measure of value exists for either the security issued or the consideration received by the Company, and chose par value as a last resort.

During June 2015, the Company determined that several legal and accounting mistakes were made in the issuance of both the Common and Preferred Shares to Mr. Edward Heckerson, as noted above. It was mutually determined that the most prudent course was to declare both issuances void accordingly, the transaction was rescinded. The grantee Mr. Edward Heckerson, agreed to rescind the transaction.

Due to errors made, the Company will present the effect of the recision/ annulment of the transaction retrospectively in the first quarter of fisaclyear 2015. This treatment renders the transaction set null for financial statement purposes, and accordingly the Company expects to update and restate its quarterly filings for the quarters ended December 31, 2014 and March 31, 2015, the affected periods within the next ninety days.

Mr. Heckerson, a shareholder and officer, has provided management services to the Company during the three and nine months ended June 30, 2015. However, Mr. Heckerson does not receive any cash or stock based compensation for providing these services. If the the Company did not receive these services, it would need to engage other consultants or hire employees to perform these managerial services. Accordingly, the Company has recognized compensation expense related to the value of these services rendered and a corresponding increase in additional paid-in-capital. Mr. Heckerson is the sole officer and director of the Company, and the Company has valued these services at $10,000 per quarter.

On November 14, 2014, the Board of Directors approved and agreed to issue 2,500,000 unregistered restricted common shares at an agreed value of $ 0.08 per share to satisfy a Convertible Note debt obligation of $200,000 between the Company and Lakeview Media, a Nevis corporation. The Company had entered into the Convertible Note with Lakeview Media on September 30, 2014. The debt holder agreed to tender their original note, marked satisfied, upon the issuance of 2,500,000 IPOWorld restricted common shares and the debt discount calculated under the embedded beneficial conversion feature of $200,000 was entirely amortized and recorded as interest expense as at December 31, 2014. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

There have been no issuances of stock options or warrants during the three and nine months ended June 30, 2015 and 2014.

IPOWorld

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2015, the Company paid a related party $22,000 for consulting expenses related to the coordination of construction services currently in progress. This related party entity is controlled by the sole officer of the Company.

The Company does not lease or rent any propertyNominal office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officer and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - LINE OF CREDIT

On June 25, 2015, the company received a line of credit in the amount of $150,000 from Clear Water Technologies which bears interest at a rate of 2% per month, due and payable within 60 days. The Company has borrowed $50,000 to date, and received a verbal extension. However, the Company is in negotiations with the lender regarding the repayment of debt.

NOTE 7 - CONSTRUCTION IN PROGRESS

The Company was investing in a colocation facility for a turn-key marijuana production and processing location on behalf of a future client. As of June 30, 2015, the Company had completed the Washington State Liquor Control Board approved site plan, consulted the client and capitalized $97,450 for work in progress at this site. However, a variety of operational and client monetary difficulties combined to end the project without completion, and for the costs incurred to date offered no further economic benefit to the Company. Accordingly, this construction-in-process was fully impaired during the quarter ending June 30, 2015.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2015 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Our Business

IPOWorld is focused on creating a portfolio of real estate properties that service the cannabis industry. We are in the business of consulting, construction, property management and land/equipment leasing to licensed cannabis production and processing clients. We currently do not grow, harvest, distribute, market nor sell cannabis. The company acquires and/or leases properly zoned land and related facilities with the intent to build and/or do leasehold improvements to existing buildings and rent to licensed tenants for their operations. Lessees pay rent and other management fees for the use of these properties, all in compliance with applicable local and state laws and regulations.

IPOWorld is a single-source, integrated engineering and construction management firm that specializes in build-to-succeed cannabis facilities. We utilize the highest quality components and newest technologies to virtually meet any licensees requirements. Our independent contractors consists of design engineers, licensed contractors, steel building manufacturers, specialty licensed subcontractors and outside consultants. IPOWorld can design, manage and build-out a new or existing building and transform it into a state-of-the-art marijuana growing/processing operation.

The IPOWorld lease and consult model allows clients to avoid having to seek an equity partner for capitalization and funding of their licensed growing operations. The Company simply provides state approved grower/processors with its infrastructure asset in exchange for premium monthly rent and management fees.

The Company was investing in a colocation facility for a turn-key marijuana production and processing location on behalf of a client. As of June 30, 2015, the Company had completed the Washington State Liquor Control Board approved site plan, consulted the client and capitalized $97,450 for work in progress at this site. However, a variety of operational and client monetary difficulties combined to end the project without completion, and without opportunity for further economic benefit to the Company. Accordingly, this work-in-process was fully impaired during the quarter ending June 30, 2015.

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

Recent Events

Management has identified and is negotiating a Letter of Intent with the Cahuilla Indian Tribe located in Anza, CA. Once an Agreement is executed, we will have the following responsibilities 1) to create a tribal council approved site plan for a properly zoned cannabis production and processing location on sovereign tribal land; 2) to construct and deliver an indoor/outdoor cannabis production and processing facility.

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

Facilities

Our offices are currently located at 1785 S. Escondido Blvd, Suite D, Escondido CA 92025 telephone: (719) 445-1234. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Results of Operations for the three and nine month periods ended June 30, 2015 and June 30, 2014.

We earned no revenues since our inception on April 26, 2010 through June 30, 2015. We do not anticipate earning any significant revenues within the next 12 months.

For the period from inception through June 30, 2015, we generated no income from operations. Since our inception on April 26, 2010 through June 30, 2015, we experienced an accumulated net loss of $489,426. Our loss was attributed to organizational expenses, audit, consulting, legal fees, interest expense and impairment charges.

For the three months ending June 30, 2015, our total expenses were $114,602, which represented audit and review fees of $6,000, general and administrative fees of $11,152 and an impairment of fixed assets of $97,450. This as compared to expenses of $1,750 for the three months ended June 30, 2014 of which $1,750 were for audit fees. We experienced a net loss of $114,602 for the three months ending June 30, 2015 as compared to a net loss of $1,750 for the three months ending June 30, 2014.

For the nine months ending June 30, 2015, our total expenses were $398,534, which represented audit fees of $13,750, general and administrative fees of $65,334, consulting fees to a related party of $22,000, an impairment of fixed assets of $97,450, and interest expense of $200,000. This as compared to expenses of $8,000 for the nine months ended June 30, 2014 of which $8,000 were for audit fees incurred during the nine months. We experienced a net loss of $398,534 for the nine months ending June 30, 2015, as compared to a net loss of $8,000 for the nine months ending June 30, 2014. We anticipate our operating expenses will increase as we enhance our operations.

In our September 30, 2014 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2015, the Company has not recognized any revenues and has accumulated operating losses of approximately $489,426 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of June 30, 2015, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2015 reflects $49,249 in current assets and $56,000 in current liabilities. A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing.

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

As a result of the Company's current limited available cash, no officer or director received cash compensation through the quarter ended June 30, 2015. The Company has no employment agreements in place with its officers. Mr. Heckerson, the sole officer and a director, does not receive cash or stock compensation for management services he provides to the Company. The Company has estimated the value of these services at $10,000 per quarter.

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

Critical Accounting Policies and Estimates

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

In arriving at our critical accounting estimates, factors considered were how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Note 1 to the our audited consolidated financial statements and notes thereto as of September 30, 2014 and for the fiscal year ended September 30, 2014, included in the Annual Report filed on Form 10-K. There have been no significant changes to our critical accounting policies and estimates since September 30, 2014.

New Accounting Standards

For a discussion of new accounting pronouncements affecting the Company, refer to Note 1 to the Consolidated condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

On June 25, 2015, the company received a line of credit in the amount of $150,000 from Clear Water Technologies which bears interest at a rate of 2% per month, due and payable within 60 days. The Company has borrowed $50,000 to date, and received a verbal extension. Further, the negotiation of the repayment of debt is currently underway so that a resolution can be made to the satisfaction of both parties.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below. The material weaknesses noted below were identified by our CEO and President in connection with the review of our financial statements as of June 30, 2015.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2015.

We identified material weaknesses in our internal control over financial reporting primarily attributable to (i) lack of segregation of incompatible duties;(ii) lack of an audit committee comprising of independent board members; and (ii) insufficient Board of Directors representation. The material weaknesses described above may have been part of a misreporting of our financial condition and results of operations for the quarters ended December 30, 2014 and March 31, 2015.The company plans to restate and file amended quarterly reports within the next ninety days.

These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff having the requisite accounting and SEC reporting knowledge. Management has retained an outside, independent financial consultant to record and review all financial data, as well as prepare our financial reports, in order to mitigate one of these weaknesses. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow. Further, the CEO and President believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

None.

Item 1A - Risk Factors

Not required for smaller reporting companies

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

IPOWorld Registrant

Date: November 16, 2015	/s/ Edward Heckerson
Name: Edward Heckerson
Title: Corporate Secretary, Acting Principal Executive, Acting Financial, and Acting Accounting Officer