Form 10-K
period 2015-09-30
IPOWorld
filed 2017-03-30
CIK 1503538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54492

IPOWORLD

(Exact name of registrant as specified in its charter)

_________________

Nevada	27-3088652
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

18 Los Monteros, Monarch Beach, CA	92629
(Address of principal executive offices)	(Zip Code)

(949) 637-3909

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company as of March 30, 2017, computed by reference to the last sale on August 8, 2016 of $0.10 per-share price quoted on the Pink Sheets was $1,450,000.

There were 27,500,000 shares of Common Stock issued and outstanding as of March 30, 2017.

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

In this form 10-K references to "IPOWorld", "the Company", "we", "us", and "our" refer to IPOWorld.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited consolidated financial statements, at no charge upon receipt to of a written request to us at IPOWorld, 18 Los Monteros, Monarch Beach, CA 92629.

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

·Develop Processing Protocols and Train Employees

·Define Sales and Marketing Strategies

·Develop Branding Program

·Create Public Relations and Social Media Programs

·Training and Education of Staff

·Set up Tracking Systems

·Define Security Systems

·Set up Accounting System

·Create Employees Handbook

Overview of the Market

As of January 2015, four (4) States, Washington, Colorado, Oregon and Alaska, have legalized the recreational use of marijuana. Additionally, twenty three (23) States and the District of Columbia have enacted laws legalizing medical use of marijuana (including recreational states), while six more states are considering similar measures. According to the latest Gallop Poll, for the first time in history, a majority (58%) of U.S. citizens believe marijuana use for both medical and recreational purposes should be legalized.

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

As of December 30, 2015, twenty-three (23) States and the District of Columbia allowed its citizens to use Medical Marijuana. Additionally, voters in the states of Colorado, Washington, Oregon and Alaska approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

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

Our financial statements included with this Annual Report for the year ended September 30, 2015, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended September 30, 2015. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. Since our auditor’s have raised a substantial doubt about our ability to continue as a going concern, this typically results in greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year ended September 30, 2015, which show we have no cash and cash equivalents. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

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

Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our proposed business. As of September 30, 2015, 23 States and the District of Columbia allow its citizens to use medical cannabis. Additionally, voters in the states of Colorado, Washington, Oregon, and Alaska approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

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

As of September 30, 2015, twenty-three States and the District of Columbia allowed its citizens to use Medical Marijuana. Additionally, voters in the States of Colorado, Washington, Oregon and Alaska approved ballot measures in November, 2013 to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

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

RISK FACTORS RELATING TO OUR COMMON STOCK AND THIS OFFERING

14. Future sales of shares by existing Controlling stockholders could cause our stock price to decline. FURTHER, Certain shares of our common stock are restricted from immediate resale.

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 30, 2017, we have 27,500,000 common shares issued and outstanding. There are 5,000,000 registered shares freely tradable, without restriction. If in the future, these shareholders decide to sell their shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

We have 22,500,000 restricted shares issued and outstanding. The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed. The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

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

As of September 30, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $20,000 of incremental operating expenses in 2016.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Properties

Our offices are currently located at 18 Los Monteros, Monarch Beach, CA 92629. Our telephone number is (949) 637-3909. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

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

Year ended September 30, 2014	High	Low
First Quarter	$0.75	$0.41
Second Quarter	$0.55	$0.55
Third Quarter	$1.00	$0.51
Fourth Quarter	$6.75	$0.30

Year ended September 30, 2015	High	Low
First Quarter	$6.75	$2.14
Second Quarter	$4.75	$1.05
Third Quarter	$4.50	$2.50
Fourth Quarter	$3.00	$1.70

The first trade of the Company’s stock took place on September 25, 2012. As of the date of this Annual Report, the last trade took place on March 1, 2017 at $0.055. Our stock is very thinly traded.

(b) Holders of Common Stock

As of September 30, 2015, there were approximately twenty-nine (29) holders of record of our Common Stock and 27,500,000 shares issued and outstanding.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2015 or 2014.

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

Results of Operations for the year ended September 30, 2015 and September 30, 2014

Since our inception on April 26, 2010 through September 30, 2015, we generated no revenues. We do not anticipate earning any significant revenues in the next 12-18 months.

For the fiscal year ending September 30, 2015, we experienced a net loss of $(142,773) as compared to a net loss of $(100,146) for the same period last year. The net loss for the year ending September 30, 2015 was attributed to audit fees of $15,250 as compared to audit fees of $9,750 for the same period last year; general & administrative fees of $55,235 as compared to $16,567 of general and administrative fees for the same period last year, consulting fees of $22,000 as compared to $20,000 for the same period last year, construction expense of $45,288 as compared to $52,162 for the same period last year, and interest expense of $5,000 as compared to $1,667 for the same period last year. We had cash and cash equivalents of $21,848 as of September 30, 2015 as compared to cash and cash equivalents of $109,621 for the same period last year. As of the fiscal year ended September 30, 2015, we had liabilities of $6,667 as compared to $201,667 in liabilities for the same period last year. In our September 30, 2015 and 2014 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

The Company gained/(used) net cash in operations of $62,227 and $(96,979) during the fiscal year ended September 30, 2015 and 2014, respectively. The Company (used)/generated cash of $(150,000) and $206,600 from financing activities during the fiscal year ended September 30, 2015 and 2014, respectively.

Revenues

Since our inception on April 26, 2010 through September 30, 2015, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can establish our business and build a client base. We are presently in the development stage of our business and we can provide no assurance that we will be successful in executing our business plan.

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

Significant changes in the number of employees

As of September 30, 2015, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2015 and 2014 reflects current assets of $21,848 and $109,621 and current liabilities of $6,667 and $201,667, respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. If we require additional capital, we plan to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended September 30, 2015. The Company has no employment agreements in place with its officer.

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

Recent Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended September 30, 2015 that are of significance or potential significance to the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. The Company has not determined the impact of adopting ASU No. 2014-09 on our financial statements and currently plan to complete our evaluation by late 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements, Going Concern (Subtopic 205-40) which requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity's ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management's plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management's plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the annual reporting period beginning after December 31, 2016. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, or ASU No. 2015-17. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU No. 2015-17 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the impact of adopting ASU No. 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Consolidated Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Financial Statements

ANTON & CHIA

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

IPOWorld

We have audited the accompanying consolidated balance sheets of IPOWorld (the "Company”) as of September 30, 2015 and 2014, and the related consolidated statement of operations, changes in stockholders’ deficit/equity and cash flow for the years ended September 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2015 and 2014, and the results of its consolidated operations, changes in stockholders’ deficit/equity and its cash flow for the years ended September 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California March 30, 2017

IPOWorld

(Formerly General Cleaning and Maintenance)

Consolidated Balance Sheets

	September 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$ 21,848	$ 109,621
Total current assets	21,848	109,621

TOTAL ASSETS	$ 21,848	$ 109,621

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Notes payable	-	200,000
Interest payable	6,667	1,667
Total current liabilities	6,667	201,667

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 15,000,000 shares	-	-
authorized, no shares issued and outstanding
as of 9/30/2015 and 9/30/2014, respectively
Common stock, $0.001 par value, 185,000,000 shares	27,500	25,000
authorized, 27,500,000 and 25,000,000 shares issued and
outstanding as of 9/30/2015 and 9/30/2014, respectively
Additional paid-in capital	275,175	27,675
Accumulated deficit	(287,494)	(144,721)
Total stockholders' equity (deficit)	15,180	(92,046)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 21,848	$ 109,621

See accompanying notes to these consolidated financial statements.

IPOWorld

(Formerly General Cleaning and Maintenance)

Consolidated Statements of Operations

	For the year ended September 30, 2015	For the year ended September 30, 2014
Revenue	$ -	$ -

Expenses:
Audit	15,250	9,750
General & administrative	55,235	16,567
Consulting-related party	22,000	20,000
Construction expense	45,288	52,162
Total expenses	137,773	98,479

Net operating loss	(137,773)	(98,479)

Other expense
Interest expense	(5,000)	(1,667)
Total other expense	(5,000)	(1,667)

Net loss	$(142,773)	$ (100,146)

Weighted average number of common
shares outstanding- basic and diluted	27,198,630	25,000,000

Net loss per share – basic and diluted	$ (0.01)	$ (0.00)

See accompanying notes to these consolidated financial statements.

IPOWorld

(formerly General Cleaning and Maintenance)

Consolidated Statement of Stockholders’ Equity

							Total
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2013	-	-	25,000,000	25,000	21,075	(44,575)	1,500

Contributed capital (cash)	-	-	-	-	6,600	-	6,600

Net loss	-	-	-	-	-	(100,146)	(100,146)

Balance, September 30, 2014	-	-	25,000,000	25,000	27,675	(144,721)	(92,046)

Contributed capital	-	-	-	-	50,000	-	50,000

November 14, 2014, Shares issued for conversion of debt	-	-	2,500,000	2,500	197,500	-	200,000

Net loss	-	-	-	-	-	(142,773)	(142,773)

Balance, September 30, 2015	-	$ -	27,500,000	$27,500	$275,175	$(287,494)	$15,180

See accompanying notes to these consolidated financial statements.

IPOWorld

(Formerly General Cleaning and Maintenance)

Consolidated Statements of Cash Flows

	For the year ended September 30, 2015	For the year ended September 30, 2014
OPERATING ACTIVITIES
Net loss	$ (142,773)	$ (100,146)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:	-	-
Increase in interest payable	5,000	1,667
Decrease in prepaid expense	-	1,500
Net cash used in operating activities	(137,773)	(96,979)

FINANCING ACTIVITIES
Proceeds from notes payable	-	200,000
Proceeds from line of credit	50,000	6,600
Net cash provided by financing activities	50,000	206,600

NET (DECREASE) INCREASE IN CASH	(87,773)	109,621
CASH - BEGINNING OF THE YEAR	109,621	-
CASH - END OF THE YEAR	$ 21,848	$ 109,621

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non cash investing and financing activities:
Services provided by majority shareholder	$ 40,000	$ -
Shares issued in settlement of debt	$ 200,000	$ -

See accompanying notes to these consolidated financial statements.

IPOWorld

Notes to Consolidated Financial Statements

September 30, 2015

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

IPOWorld

Notes to Consolidated Financial Statements

September 30, 2015

NOTE 2. - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $287,494 and has incurred losses in the years ended September 30, 2015 and September 30, 2014. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3. - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below. There have been no significant changes in the Company's significant accounting policies during the year ended September 30, 2015 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The Company's fiscal year-end is September 30th.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of IPOWorld and its wholly owned subsidiary, MSPR Corp. All intercompany transactions and balances have been eliminated in consolidation. For the year ended September 30, 2015, MSPR Corp. had no operations to report.

IPOWorld

Notes to Consolidated Financial Statements

September 30, 2015

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents. The Company had no cash equivalents as of September 30, 2015 and 2014.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Management makes estimates that affect certain accounts including, deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and September 30 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash equivalents, accrued expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

IPOWorld

Notes to Consolidated Financial Statements

September 30, 2015

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2015 or September 30, 2014.

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

The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets as of September 30, 2015.  As such, the Company has not recorded a provision for income tax for the period ended September 30, 2015.

Comprehensive Income (Loss)

The Company is required to display comprehensive income (loss) and its components as part of the Company’s consolidated financial statements. For the years ended September 30, 2015 and 2014, the Company had no elements of comprehensive income (loss).

IPOWorld

Notes to Consolidated Financial Statements

September 30, 2015

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended September 30, 2015 that are of significance or potential significance to the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. The Company has not determined the impact of adopting ASU No. 2014-09 on our consolidated financial statements and currently plan to complete our evaluation by late 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements, Going Concern (Subtopic 205-40) which requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity's ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management's plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management's plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the annual reporting period beginning after December 31, 2016. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, or ASU No. 2015-17. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU No. 2015-17 on its consolidated financial statements.

IPOWorld

Notes to Consolidated Financial Statements

September 30, 2015

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the impact of adopting ASU No. 2016-09 on its consolidated financial statements.

IPOWorld

Notes to Consolidated Financial Statements

September 30, 2015

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its financial statements.

NOTE 4. - STOCKHOLDERS' DEFICIT

The Company is authorized to issue 15,000,000 preferred shares at par value $0.001 and 185,000,000 common shares at par value $0.001.

On October 17, 2014, the Company designated a class of its non-convertible Preferred Voting Stock, par value $0.001. One Million (1,000,000) Preferred Voting Stock were authorized. The Preferred Voting Stock carry a voting weight equal to fifty (50) Common Shares. The shares of the Preferred Voting Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Preferred Voting Shareholders. These Preferred Shares do not participate in dividends and have no liquidation rights. Their sole right is in voting.

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

Due to errors made, the Company will present the effect of the recision/ annulment of the transaction retrospectively in the first quarter of fiscal year 2015. This treatment renders the transaction set null for financial statement purposes, and accordingly the Company expects to update and restate its quarterly filings for the quarters ended December 31, 2014 and March 31, 2015, the affected periods within the next ninety days.

IPOWorld

Notes to Consolidated Financial Statements

September 30, 2015

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

There have been no issuances of stock options or warrants during the years ended September 30, 2015 and 2014.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2015, the Company paid a related party $22,000 for consulting expenses related to the coordination of construction services currently in progress. This related party entity is controlled by the sole officer of the Company.

The Company does not lease or rent any property. Nominal office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officer and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - LINE OF CREDIT

On June 25, 2015, the Company received a line of credit in the amount of $150,000 from Clear Water Technologies which bears interest at a rate of 2% per month, due and payable within 60 days. The Company has borrowed $50,000 to date, and received a verbal extension. However, since that time all efforts to communicate with the company have failed, and it is believed that Clear Water Technologies has ceased operations.

IPOWorld

Notes to Consolidated Financial Statements

September 30, 2015

NOTE 7 - CONSTRUCTION EXPENSE

The Company was investing in a colocation facility for a turn-key marijuana production and processing location on behalf of a future client. As of September 30, 2015 and 2014, the Company had not completed the Washington State Liquor Control Board approved site plan, consulted the client and has expensed $45,288 and $52,162 for construction at this site. However, a variety of operational and client monetary difficulties combined to end the project without completion, and for the costs incurred to date offered no further economic benefit to the Company.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2015 through the date the consolidated financial statements are issued, and has determined that no such events have occurred.

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

As of September 30, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weakness was identified by our President in connection with the review of our consolidated financial statements as of September 30, 2015.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2016, if funds are available to us. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2016.

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

Name	Age	Position & Offices Held
Harrysen Mittler	64	Chief Executive Officer/Chairman Chief Accounting Officer

Our director holds office until the next annual meeting of stockholders of the Company and until his successors have been elected and qualified. Directors currently receive no fees for services provided in that capacity.

Set forth below is a brief description of the background and business experience of our officers and directors.

Harrysen Mittler, Chief Executive Officer, Chief Accounting Officer, Chairman

Mr. Harrysen Mittler, age 64, has over thirty years of experience in corporate finance, mergers and acquisitions, business administration and commerce. He commenced his career with the accounting firm of Deloitte Haskins & Sells in the audit division, the predecessor company to Deloitte & Touche. Mr. Mittler has served in a senior executive and director capacity with several privately held and publicly quoted emerging growth companies in North America and Europe. In 2016 to present Mr. Mittler serves as President and Director of ePiQ Entertainment Inc. a privately held company which has interests in a variety of Arts and Entertainment venues. In 2009 -2010 Mr. Mittler served as President and Director of publically quoted Pacific Software Inc. a development stage Software Company. From 2006-2007 Mr. Mittler served as Chief Financial Officer and Director of Autoworks International Ltd. a company listed on the Frankfurt Stock Exchange trading in aftermarket automotive parts. In 2004 and 2005 Mr. Mittler served as Director and Chief Financial Officer of Nortia Capital Partners Inc. a publically traded merchant banking company. It supplied mergers & acquisitions, financial and management services to emerging growth companies. In 2001 and 2002, Mr. Mittler served as Chairman and President of Grand Prix Sports, Inc., a publically traded motor sports company that owned a 40% equity stake in Nordic Racing Ltd., a FIA F3000 racing team.

The title sponsor of the team was Coca-Cola Europe, other major sponsors included: Jet Fuels, a division of Conoco, and Euro sport, a leading broadcaster of major sporting events in Europe. The racing series is regarded as the support venue for the popular Formula 1 International Auto Racing Championship Series showcased globally. Since 2011, Mr. Mittler served as a corporate consultant to variety of enterprises, a partial list includes: Spectra Automotive Group, Royal Bees Company, Inc., Silicon South Inc. and Aquila Vision Corporation Plc.

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

Board of Directors

Our board of directors consists of only one member, Harrysen Mittler, who serves one-year terms without any compensation.

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

Compensation

Summary Compensation Table

		Year
	Principal	Ending	Salary	Bonus	Awards	Compensation	Total
Name	Position	Sept 30,	($)	($)	($)	($)	($)

Edward Heckerson	Former CEO	2015	0	0	0	0	0
Appointed 2/15/14		2014	0	0	0	0	0
Resigned 7/13/16

Harrysen Mittler	CEO	2015	0	0	0	0	0
Appointed 7/13/16

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

Stock Option Grants

We did not grant any stock options to the executive officer or director from inception through fiscal year end September 30, 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

We did not have any outstanding equity awards as of September 30, 2015 or September 30, 2014.

Option Exercises for Fiscal 2015

There were no options exercised by our named executive officer in fiscal 2015 or 2014.

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

Shares Beneficially Owned					% of Total Voting Power(1)
	Common		Voting Preferred
Name of Beneficial Owner	Shares	%	Shares	%
Named Executive Officers and Directors:
Harrysen Mittler	0	0%	0	0%	0%

All Officers and Directors as a Group	0	0%	0	0%	0%

Other 5% Stockholders

ESE Group, LLC (2)	12,850,000	46.7%	0	0%	46.7%

1) Percentage of total voting power represents voting power with respect to all shares of our common stock (27,500,000 issued and outstanding).

2) ESE Group, LLC, 120 State Ave. NE, PMB 268, Olympia, WA 98501. Marlena Niemann is the beneficial owner who exercises the sole voting and dispositive powers with respect to the shares owned and has the ultimate voting control over the shares held this entity.

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

Item 14. Principal Accountant Fees and Services.

De Joya Griffith, LLC, Henderson, NV, served as our principal independent public accountants for fiscal years ending September 30, 2015 and September 30, 2014. Aggregate fees billed to us for the years ended September 30, 2015 and 2014 were as follows:

	For Year Ended Sept. 30,	For the Year Ended Sept. 30,
	2015	2014
(1) Audit Fees (1)	$15,250	$9,750
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

IPOWorld Registrant
Dated: March 30, 2017	By: Harrysen Mittler
Harrysen Mittler President, Treasurer, Secretary and Chairman Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Harrysen Mittler Harrysen Mittler	President, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Chairman	March 30, 2017